Form 10QSB
period 1996-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1996-08-13
CIK 714286

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

- ---
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
    Act of 1934.

                 For the quarterly period ended June 30, 1996.

                                       Or
- ---
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
    Act of 1934.

For the transition period from __________________ to __________________________


                          Commission File No. 0-13395


                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                              IRS Employer Identification
                                                    No. 54-1201253

                  8399 Leesburg Pike, Vienna, Virginia  22182
                           Telephone:  (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X         No
                                         ---------       --------

                          Common Stock $1.00 Par Value
                          2,808,201 Shares Outstanding
                              as of June 30, 1996

   Transitional Small Business Disclosure Format:  Yes            No   X
                                                       ------        ------

                        Part 1.   Financial Information

Item 1:   Financial Statements

          UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets

                                                                      (Unaudited)             (Audited)
                                                                        June 30              December 31
              Assets                                                     1996                   1995
              ------                                                ---------------        ---------------
Cash and due from banks                                              $   1,550,909          $   2,187,146
Interest-bearing deposits in other banks                                   400,552                    541
Federal funds sold                                                       5,011,000              6,360,000
Investment Securities:
   Available for sale (AFS)                                              1,883,024                603,500
   Held to maturity (HTM)                                                  300,000                700,000
Loans and lease financing, net of unearned
income of $62,698 and $78,468                                           26,555,774             23,874,982
   Less:  Allowance for loan/lease losses                                 (482,205)              (462,846)
                                                                    ---------------        ---------------
      Net loans and lease financing                                     26,073,569             23,412,136
Real estate owned held for sale, net                                     7,501,438              7,912,936
Premises and equipment, net                                              1,390,521              1,419,122
Other assets                                                               313,926                470,589
                                                                    ---------------        ---------------
      Total assets                                                   $  44,424,939          $  43,065,970
                                                                    ===============        ===============

         Liabilities and Stockholders' Equity
         ------------------------------------
Deposits:
  Demand                                                              $  7,708,032           $  7,033,571
  Savings and NOW                                                        2,239,846              2,966,721
  Money market                                                           5,928,916              5,917,979
Time deposits:
  Under $100,000                                                        17,117,964             15,139,336
  $100,000 and over                                                      6,201,729              6,417,628
                                                                    ---------------        ---------------
     Total deposits                                                     39,196,487             37,475,235
                                                                    ---------------        ---------------
Short-term borrowings                                                    1,575,961              1,538,544
Other liabilities                                                          396,417                382,144
                                                                    ---------------        ---------------
     Total liabilities                                                  41,168,865             39,395,923
                                                                    ---------------        ---------------
Stockholders' Equity:
  Preferred stock of no par value, authorized                                    -                      -
  5,000,000 shares, no shares issued
  Common Stock, par value $1; authorized
  3,500,000 shares, issued 2,808,201 shares
  at 6/30/96 and 2,808,201 at 12/31/95                                   2,808,201              2,808,201
  Capital in excess of par value                                        10,533,061             10,533,061
  Retained earnings                                                    (10,072,955)            (9,676,323)
  Unrealized holding gain (loss) - AFS securities                          (12,233)                 5,108
                                                                    ---------------        ---------------
     Total stockholders' equity                                          3,256,074              3,670,047
                                                                    ---------------        ---------------
     Total liabilities and stockholders' equity                      $  44,424,939          $  43,065,970
                                                                    ===============        ===============

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                      -----------------------------        ------------------------------
                                                           1996            1995                 1996             1995
                                                      -------------   -------------        -------------    -------------
Interest Income:
   Interest and fees on loans/leases                   $   592,546     $   463,666          $ 1,156,620      $   836,704
   Interest on investment securities                        30,072           8,492               48,204           12,364
   Interest on federal funds sold                           70,488          70,787              149,735          109,549
   Interest on interest-bearing deposits                     6,111               -               12,327                -
                                                      -------------   -------------        -------------    -------------
      Total interest income                                699,217         542,945            1,366,886          958,617
                                                      -------------   -------------        -------------    -------------

Interest expense:
   Interest on deposits                                    381,476         329,960              754,524          578,931
   Interest on short-term borrowings                        17,681          (1,206)              20,001              347
   Interest on long-term debt                                    -           1,533                    -            1,533
                                                      -------------   -------------        -------------    -------------
      Total interest expense                               399,157         330,287              774,525          580,811
                                                      -------------   -------------        -------------    -------------
      Net interest income                                  300,060         212,658              592,361          377,806

Provision for loan/lease losses                             41,000        (202,825)             113,942         (162,825)
                                                      -------------   -------------        -------------    -------------
   Net interest income after provision
   for loan/lease losses                                   259,060         415,483              478,419          540,631
Noninterest income:
   Gain (loss) on sale of real estate
      owned and other earning assets                        26,655          91,140               18,019          180,117
   Loan serviceing and other fees                           20,015          17,229               39,520           33,729
   Other income                                             17,062          25,423               32,979           51,753
                                                      -------------   -------------        -------------    -------------
      Total noninterest income                              63,732         133,792               90,518          265,599
                                                      -------------   -------------        -------------    -------------
Noninterest expenses:
   Salaries                                                185,609         174,665              359,523          357,653
   Employee benefits                                        35,624        (122,800)              71,246          (89,664)
   Occupancy                                                39,029          45,299               71,052           96,001
   Furniture and equipment                                  10,443          35,810               21,716           61,102
   Legal                                                    44,124         135,868               62,084          172,431
   FDIC Insurance                                           21,768          20,468               42,407           40,936
   Real estate owned holding expense                        57,716          35,120               91,194           74,060
   Provision for real estate owned losses                       --         194,000                   --          194,000
   Other expense                                           122,608         126,191              241,444          216,529
                                                      -------------   -------------        -------------    -------------
      Total noninterest expense                            516,921         622,551              960,666        1,123,048
                                                      -------------   -------------        -------------    -------------
      Income (loss) before income taxes                   (194,129)        (73,276)            (391,729)        (316,818)
Provision (credit) for income taxes                          1,862           2,598                4,903            2,598
                                                      -------------   -------------        -------------    -------------
   Net income (loss)                                   $  (195,991)    $   (75,874)         $  (396,632)     $  (319,416)
                                                      =============   =============        =============    =============
Net income (loss) per share
 of common stock                                       $     (0.07)    $     (0.03)         $     (0.14)     $     (0.12)
                                                      =============   =============        =============    =============
Weighted average number of
 shares outstanding                                      2,808,201       2,710,683            2,808,201        2,710,683
                                                      =============   =============        =============    =============

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                     Six Months Ended
                                                                        ---------------------------------------
                                                                           June 30, 1996         June 30, 1995
                                                                        -----------------     -----------------
Cash flows from operating activities:
Net Income                                                               $     (396,632)      $      (319,416)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                    35,786                39,707
  Provision for loan/lease losses                                               113,942              (162,825)
  Provision for losses on real estate owned                                          -                194,000
  Amortization of investment security discount                                  (20,926)                6,744
  Amortization of loan fees and discounts                                       (15,770)              (85,905)
  Net (gain) loss on sale of other real estate owned                             11,022              (180,117)
  (Increase) decrease in other assets                                           156,663                51,799
  Increase (decrease) in other liabilities                                       14,273              (525,449)
                                                                        -----------------     -----------------
    Net cash provided by (used in) operating activities                        (101,642)             (981,462)
                                                                        -----------------     -----------------

Cash flows from investing activities:
  Principal collected - non-bank subsidiaries                                         -                10,733
  Loans and lease originations, net of collections                           (3,194,875)           (4,831,541)
  Loan fees and discounts deferred                                                    -                39,005
  Purchases of securities available-for-sale                                   (875,939)             (500,000)
  Investment made in other real estate owned                                 (3,578,981)           (3,281,737)
  Proceeds from real estate owned                                             4,414,727             3,864,452
  Purchases of premises and equipment                                            (7,185)              (50,856)
                                                                        -----------------     -----------------
    Net cash provided by (used in) investing activities                      (3,242,253)           (4,749,944)
                                                                        -----------------     -----------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                          (41,477)            3,930,026
  Certificates of deposit sold (matured), net                                 1,762,729             2,576,789
  Net change in short-term borrowings                                            37,417               332,771
  Payments on long-term debt                                                         -                (84,948)
                                                                        -----------------     -----------------
    Net cash provided by (used in) financing activities                       1,758,669             6,754,638
                                                                        -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                         (1,585,226)            1,023,232
Cash and cash equivalents at beginning of the year                            8,547,687             6,399,142
Cash and cash equivalents at end of the quarter                          $    6,962,461       $     7,422,374
                                                                        =================     =================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                            $      895,244       $       660,029
    Income taxes                                                                  5,104                20,473

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)            $      (17,341)      $             -
    on debt and equity securities available-for-sale

                   Note to Consolidated Financial Statements
                   -----------------------------------------



Note 1 - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). SFAS 107 extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value, for annual periods ending after December 15, 1992, except for entities with less than $150 million in total assets, for which the effective date is for annual periods ending after December 15, 1995. The Company adopted the provisions of SFAS No. 107 in December 1995.

Note 3 - On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) and Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures (SFAS 118). These accounting standards require that impaired loans within the scope of the statement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate. The adoption of SFAS 114 and 118 has had no material effect on the Company's consolidated financial statements.

Note 4 - Investments: On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company followed the criteria specified in Statement 115, to segregate and report its holdings of debt and equity securities at June 30,1996 into two applicable categories: held-to-maturity and available-for-sale.

- ----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
- ----------------------------------------------------

                                                                    For the Six Month Period Ended
                                                      June 30, 1996                                June 30, 1995
                                            ---------------------------------------------------------------------------------------
                                               Average                   Yield/             Average                   Yield/
                                               Balance        Interest    Rate              Balance         Interest   Rate
- -----------------------------------------------------------------------------------------------------------------------------------
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                                    $18,163,480     $901,584     9.95%            $13,109,135    $688,743   10.60%
 Real estate construction                        2,067,744       86,176     8.36%              1,480,307      70,892    9.66%
 Real estate mortgage                            1,849,647       72,317     7.84%                672,716      23,747    7.12%
 Installment                                     2,003,537       96,543     9.66%              1,129,847      53,322    9.52%
 Leases                                            844,342            0     0.00%                844,342           0    0.00%
                                                ----------   ----------                       ----------  ----------
   Total loans/leases                           24,928,750    1,156,620     9.30%             17,236,347     836,704    9.79%
                                                ----------   ----------                       ----------  ----------

Interest-bearing deposits                          400,545       12,327     6.17%                      -           -       -
Federal funds sold                               5,659,160      149,735     5.31%              3,851,864     109,549    5.74%
Investment securities                            1,668,954       48,204     5.79%                334,289      12,364    7.46%
                                                ----------   ----------                       ----------  ----------
   Total earning assets                         32,657,409    1,366,886     8.39%             21,422,500     958,617    9.02%
                                                             ==========                                   ==========
Noninterest-earning assets
 Cash and due from banks                         1,678,916                                     1,738,367
 Other assets                                   10,536,164                                    13,055,794
 Allowance for loan losses/lease                  (471,688)                                     (681,156)
                                                ----------                                    ----------
   Total assets                                $44,400,801                                   $35,535,505
                                                ==========                                    ==========
              LIABILITIES AND
             STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                        2,889,965       35,349     2.45%              1,787,132      20,754    2.34%
 Money market accounts                           5,287,797       83,474     3.17%              3,482,300      63,264    3.66%
 Time:
  Under $100,000                                16,490,938      466,552     5.67%             12,841,860     340,180    5.34%
  $100,000 and over                              6,220,486      169,149     5.45%              5,886,359     154,733    5.30%
                                                ----------   ----------                       ----------  ----------
   Total interest-bearing
     deposits                                   30,889,186      754,524     4.90%             23,997,651     578,931    4.86%
Short-term borrowings                            2,580,485       20,001    12.75% *              887,712         347   11.00% *
Long-term debt                                           0            0     0.00%                724,271       1,533   13.94% *
                                                ----------   ----------                       ----------  ----------
   Total interest-bearing
     liabilities                                33,469,671     $774,525     5.50% *           25,609,634    $580,811    5.33% *
                                                             ==========                                   ==========
Non interest-bearing liabilities:
 Demand deposits                                 6,901,454                                     4,679,641
 Other liabilities                                 531,601                                       599,896
 Stockholders' equity                            3,498,075                                     4,646,337
                                                ----------                                    ----------
   Total liabilities and
     stockholders' equity                      $44,400,801                                   $35,535,508
                                                ==========                                    ==========
Net interest income                                            $592,361                                     $377,806
                                                             ==========                                   ==========
Net interest margin (1)                                                     3.64%                                       3.61%
                                                                            ====                                        ====
Net interest spread (2)                                                     2.89%                                       3.69%
                                                                            ====                                        ====
Fees included in loan income                                    $82,650                                      $85,905
                                                             ==========                                   ==========
Taxable equivalent adjustment                                        $0                                           $0
                                                             ==========                                   ==========
                                                    For the Year Ended
                                                     December 31, 1995
                                            -------------------------------------
                                               Average                   Yield/
                                               Balance        Interest    Rate
- ---------------------------------------------------------------------------------
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                                    $14,437,231   $1,464,937    10.15%
 Real estate construction                        1,513,131      148,151     9.79%
 Real estate mortgage                            1,004,975       80,649     8.02%
 Installment                                     1,343,754      130,061     9.68%
 Leases                                            844,342            0     0.00%
                                                ----------   ----------
   Total loans/leases                           19,143,433    1,823,798     9.53%
                                                ----------   ----------

Interest-bearing deposits                                -            -        -
Federal funds sold                               5,646,637      330,197     5.85%
Investment securities                              563,027       37,872     6.73%
                                                ----------   ----------
   Total earning assets                         25,353,097    2,191,867     8.65%
                                                             ==========
Noninterest-earning assets
 Cash and due from banks                         2,002,293
 Other assets                                   11,667,430
 Allowance for loan losses/lease                  (572,666)
                                                ----------
   Total assets                                $38,450,154
                                                ==========
              LIABILITIES AND
             STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                        2,075,394       46,248     2.23%
 Money market accounts                           4,318,259      155,577     3.60%
 Time:
  Under $100,000                                14,195,288      811,137     5.71%
  $100,000 and over                              5,979,498      328,408     5.49%
                                                ----------   ----------
   Total interest-bearing
     deposits                                   26,568,439    1,341,370     5.05%
Short-term borrowings                            1,255,571        2,226    11.95% *
Long-term debt                                           0            0     0.00%
                                                ----------   ----------
   Total interest-bearing
     liabilities                                27,824,010   $1,343,596     5.36% *
                                                             ==========
Non interest-bearing liabilities:
 Demand deposits                                 5,671,220
 Other liabilities                                 494,575
 Stockholders' equity                            4,460,349
                                                ----------
   Total liabilities and
     stockholders' equity                      $38,450,154
                                                ==========
Net interest income                                            $848,271
                                                             ==========
Net interest margin (1)                                                     3.35%
                                                                            ====
Net interest spread (2)                                                     3.29%
                                                                            ====
Fees included in loan income                                   $133,990
                                                             ==========
Taxable equivalent adjustment                                        $0
                                                             ==========


    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

* The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest of $144,000 on short-term debt in 1996, $147,800 on short-term debt in 1995 and $101,211 on CODs over $100,000 and $221,100 on short-term debt in 1994.

(1) Net interest income divided by total earning assets.
(2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Results of Operations for the Six Months Ended June 30, 1996, as Compared
     -------------------------------------------------------------------------
     to the Six Months Ended June 30, 1995
     -------------------------------------

General
- -------

     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $390,632 for the six month period ended June 30, 1996. This compares with a loss of $319,416 for the same period of 1995. Earnings (loss) per share were ($.14) for the first six months ended June 30, 1996, compared to ($.12) for the first six months of 1995.

     Though UFBC's primary subsidiary, The Business Bank (the Bank), has significantly increased the consolidated Company's asset base, real estate owned
(REO) and related holding costs continue to hinder the Company's progress towards profitability. As of June 30, 1996, average total assets increased $8,865,000 or 24.9% when compared to the comparable period of June 30, 1995 (Consolidated Average Balances table). REO, less than the optimum volume of earning assets, and an improving but still unsatisfactory net interest margin are the primary factors of UFBC's loss for the six months ended June 30, 1996. Management continues to focus on REO liquidation and as of June 30, 1996 had REO contracts (both firm and pending) totaling approximately $5,121,000. Though there can be no assurance of settlement, management anticipates that these contracts will close and settle during 1996.

Net Interest Income
- -------------------

     Net interest income increased $215,000 or 56.8% for the first six months of 1996 when compared to the first six months ended 1995. The increase is primarily attributable to income resulting from the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $7,692,000 or 44.6% from $17,237,000 at June 30, 1995 to $24,929,000 at June 30, 1996. The increased loan volume also affected interest and fees on loans which rose $319,916 or 38.2% as of the six month period ended June 30, 1996 when compared to the comparable period of 1995.

     For the same comparable period, average total earning assets increased $11,235,000 or 52.4% (Consolidated Average Balances table). As a result of the increased volume of assets available, the Company earned significantly more interest on investment securities, federal funds sold and interest-bearing deposits for the three and six month period ended June 30, 1996. These earnings also contributed to the increased net interest income at June 30, 1995 when compared to June 30, 1995.

Provision
- ---------

     During the first six months of 1996, the Bank replenished its allowance by charging $114,000 against earnings compared to $87,000 charged against earnings during the first six months of 1995. The parent company, UFBC, reversed its provision for loan/lease losses $250,000 in the three months ended June 30, 1995 as a result of improved loan quality.

Non-Interest Income
- -------------------

     Total noninterest income decreased by $175,000 or 65.9% for the six months ended June 30, 1996 compared to the comparable period of 1995. The decline is mainly the result of reduced net gains associated with the sale of REO property during the first six months of 1996 compared with the Company's net gains of $180,000 from REO sales during the first six months of 1995.

Non-Interest Expense
- --------------------

     Total noninterest expense decreased $162,000 or 14.5% for the first six months of 1996 when compared to the same period of 1995. The decline is due principally to the Company's restructuring and management's efforts to curtail expenses. As a result of an employee settlement during the three month period ended June 30, 1995, the Company realized a gain of approximately $163,000.
This gain reversed accrued expense and explains the variance in employee benefits for the three and six month period ended June 30, 1996 when compared to the same periods of 1995.

     For the six month period ended June 30, 1996 as compared to the comparable period of 1995, occupancy expense decreased $25,000 or 26.0% due to the Bank's consolidation into one location and the subletting of excess space. Furniture and equipment expense dropped $39,000 or 64.4% during the same period as a result of the Bank's purchase of new equipment and the decision to out source the Bank's proof operations. These changes significantly reduced the cost of repairing aged equipment which was principally associated with the Bank's proof operations. Additionally, during the first six months of 1996, many Company fixed assets became fully depreciated.

     Legal expense declined $110,000 or 64.0% for the sixth month period ended June 30, 1996 when compared to the comparable period ended June 30, 1995. The decline is principally attributable to significantly reduced litigation expense in the parent during the first six months of 1996. During the first six months of 1995, the parent, as plaintiff, incurred litigation expense associated with the subsidiary, Omni Homes, Inc.

     REO holding expense increased $22,600 or 64.3% for the three month period ended June 30, 1996 when compared to the three month period ended June 30, 1995. The increase is the result of one time wrap up development costs associated with the North Ocean City town home project. During the three month period ended June 30, 1995, the parent wrote down one REO property $194,000. The Company has had no REO write-downs during the first six months of 1996.

Income Taxes
- ------------

     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the six months ended June 30, 1996.


B.   Financial Condition as of June 30, 1996
     ---------------------------------------

Assets
- ------

     Total assets grew $1,359,000 or 3.2% during the first six months of 1996 when compared to the period ended December 31, 1995. The rise in assets is primarily attributable to the Bank's increased volume of loans. Loans and lease financing, net, increased $2,681,000 or 11.2% to $25,656,00 at June 30, 1996 from $23,875,000 at December 31, 1995.

Allowance for Loan/Lease Losses
- -------------------------------

     The allowance for loan/lease losses (allowance) represents an amount which management believes will be adequate to absorb potential losses inherent in the loan/lease portfolio. The provision for loan losses represents the charge to earnings during the year to cover potential future losses. The amount charged to expense during the year is dependent upon management's assessment of the adequacy of the allowance. Principal factors in management's evaluation include prior loss experience, changes in the composition and volume of the portfolio, overall portfolio quality, the value of underlying collateral, reviews of portfolio quality by state and federal supervisory authorities, specific problem loans, and current and anticipated economic conditions that may affect a borrower's ability to repay.

     At June 30, 1996 and December 31, 1995, the allowance was $482,000 and $463,000 or 1.7% and 1.9%, respectively, of total loans and leases, net of
unearned income.   Nonperforming loans for the six month period ended June 30,
1996 totaled $364,000, all of which were in the Bank. This compares to a balance of $403,000 in nonperforming loans as of December 31, 1995. The consolidated allowance for loan/lease losses covers nonperforming loans 1.32 times at June 30, 1996, compared to a coverage of 1.15 times at year end 1995.

Real Estate Owned
- -----------------

     REO decreased $411,000 or 5.2% during the six month period ended June 30, 1996. The Bank sold one property and several lots in two parcels which reduced the REO balance approximately $1,074,000 during the first six months of 1996. During the same period, the Bank invested $520,000 to further develop one REO project and foreclosed on two loans totaling approximately $435,000. Subsequent to June 30, 1996, one of the foreclosed loans totaling $222,000 has been sold and settled. For the first six months of 1996, UFBC's subsidiary, Business Venture Capital, Inc. (BVCI) invested $3,059,000 to complete development of the final phase of the North Ocean City project. The final phase consists of forty-one town home units of which thirty-five have been sold. As of June 30, 1996, twenty-six town home unit contracts were settled, thereby reducing REO by
$3,328,000.   Though there can be no assurance, management anticipates that the remaining fifteen will be sold and settled by the end of September 1996. The sale and settlement of the remaining 15 units will reduce REO by 1,884,296 or 25.1%.

Liabilities
- -----------

     Total deposits increased $1,721,000 or 4.6% during the first six months of 1996 when compared to the year ended 1995. In the normal course of business, the deposit mix changed as savings and NOW accounts dropped $727,000 or 24.5% from $2,967,000 at December 31, 1996 to $2,240,000 at June 30, 1996. During the
six month period ended June 30, 1996, BVCI utilized and repaid a short-term line of $3,000,000 to fund the completion of the final phase of the North Ocean City project (project). Additionally, BCVI utilized an unsecured line of $367,000 to fund a portion of town home construction cost. As in 1995, BVCI used proceeds from the sales of the condominium town homes to repay the $3,000,000 line and future proceeds will be used to pay the $367,000 line. As of August 6, 1996, the balance outstanding on the $367,000 line is approximately $70,000.

Liquidity and Investment
- ------------------------

     Since January 1994, operational expenses of UFBC have been provided primarily by liquidation of assets. UFBC's working capital is significantly limited by the inability to receive dividends from the Bank subsidiary as its losses have resulted in negative retained earnings. Accordingly, UFBC's ability to meet its short-term obligations continues to depend on the liquidation of REO and loan payments of approximately $21,000 per quarter.

     Average liquid assets were 21.2% of average total assets at June 30, 1996 compared to 16.7% for the same period ended June 30, 1995 and 21.4% at December 31, 1995. During February 1995, the Bank experienced a significant reduction in the level of its liquid assets. Such reduction was due in part to management's planned efforts to reduce the Bank's concentration in certificates of deposit accounts.

     In order to maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and interest-bearing deposits placed with financial institutions. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio includes both instruments available-for-sale and those held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At June 30, 1996, the Bank's investment portfolio consisted of the following:

                                       Available-for-Sale       Held-to-Maturity
                                       ------------------       ----------------
U.S. Treasury                                1,883,024
U.S. Government Agency                                               300,000
Interest-bearing Deposits                                            400,000
(placed with financial institutions)


Regulatory Agreements and Compliance
- ------------------------------------

     On August 12, 1993, the Business Bank (Bank), UFBC's main subsidiary, consented to the issuance of a Cease and Desist Order (Order) by the Federal Deposit Insurance Corporation (FDIC) and by the Virginia Commissioner of Financial Institutions. On December 31, 1993, UFBC entered into a written agreement (Agreement) with the Federal Reserve Bank of Richmond and the Commissioner of Financial Institutions, Bureau of Financial Institutions of the Commonwealth of Virginia. The Order and the Agreement address various areas of operation in the Company, most specifically the Bank, and required the Board of Directors and management to complete and to perform several specific directives. The Order and the Agreement also include provisions to monitor the Company's progress toward profitability. As of June 30, 1996, management believes that the Company is in substantial compliance with all terms and provisions of the Order and the Agreement.

Capital Requirements
- --------------------

     In 1989, banking regulators issued risk-based capital guidelines applicable to all bank holding companies and their bank subsidiaries. The guidelines were established to provide a more effective method for measuring adequate capital in banking organizations. Off-balance sheet items are converted into an asset equivalent amount. On- and off-balance sheet items are weighed by degree of risk to derive total risk-adjusted assets. Two tiers of capital are defined. Tier I
(Core) capital is equity less certain intangibles, plus minority interests in subsidiaries. In addition, Tier II (Total) capital also includes an allowable portion of the allowance for loan losses. Tier I and Total capital ratios are required to be 4% and 8% of risk-adjusted assets, respectively. Regulatory agencies issued additional guidelines in 1990 to require Tier I capital as a percentage of average total assets (Leverage ratio) to be a minimum of 3%, with most institutions required to be at least 4% to 5% depending upon risk profiles and other factors. UFBC's Tier I, Total capital and Leverage ratios at December 31, 1995 and June 30, 1996 were 11.0%, 12.2% and 8.4%, and 9.4%, 10.6% and 7.3%, respectively. The Bank maintained ratios above the standard regulatory required minimum levels and was in compliance with the capital ratio terms of the Order as of December 31, 1995 and June 30, 1996.

                          PART II.  OTHER INFORMATION



ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(4) At the Annual Meeting of Shareholders held on June 12, 1996, the shareholders voted to elect Mr. Dennis I. Meyer (2,293,060 for; 2,814 withheld), Mr. Jeffery T. Valcourt (2,293,060 for; 2,814 withheld) and Ms. Sharon A. Stakes (2,293,001 for; 2,873 withheld) to serve as class 3 directors until the 1999 Annual Meeting of Shareholders. The shareholders also voted to approve the 1996 Nonqualified Stock Option Plan for Non-Employee Directors of the Company and to approve modification of the Company's 1990 Executive Stock Plan.



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


(6) There were no reports and/or exhibits filed on Form 8-K by United Financial Banking Companies, Inc. as of June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNITED FINANCIAL BANKING COMPANIES, INC.



                                  By:   /s/ Peter H. Ross
                                        ------------------------
                                        Peter H. Ross
                                        Chairman and President




                                        /s/ Lisa M. Porter
                                        ------------------------
                                        Lisa M. Porter
                                        Chief Financial Officer




 Date:    August 9, 1996
       -------------------