Form 10QSB
period 1996-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1996-11-12
CIK 714286

                                 United States

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

---
___ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                 For the quarterly period ended September 30, 1996.

                                      Or

---
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from __________________ to __________________


                          Commission File No. 0-13395

                   UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                            IRS Employer Identification
                                                        No. 54-1201253

                  8399 Leesburg Pike, Vienna, Virginia 22182
                           Telephone: (703) 734-0070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                         Common Stock $1.00 Par Value
                         2,808,201 Shares Outstanding
                           as of September 30, 1996

         Transitional Small Business Disclosure Format: Yes     No  X
                                                            ---    ---

                      Part 1.       Financial Information
Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income / Results of Operations
       (Unaudited)


                                                            Three Months Ended                      Nine Months Ended
                                                               September 30                            September 30
                                                    ---------------------------------       ------------------------------------
                                                        1996                1995                 1996                  1995
                                                    -------------       -------------       --------------        --------------
Interest income:
     Interest and fees on loans/leases               $    645,664       $     463,855       $    1,802,284        $    1,300,559
     Interest on investment securities                     34,387              11,022               82,591                23,386
     Interest on federal funds sold                        45,829             102,631              195,564               212,180
     Interest on interest-bearing deposits                  5,954               3,184               18,281                 3,184
                                                    -------------       -------------       --------------        --------------
          Total interest income                           731,834             580,692            2,098,720             1,539,309
                                                    -------------       -------------       --------------        --------------
Interest expense:
     Interest on deposits                                 369,894             369,293            1,124,418               948,224
     Interest on short-term borrowings                     44,725                   -               64,726                   347
     Interest on long-term debt                                 -                 261                    -                 1,794
                                                    -------------       -------------       --------------        --------------
          Total interest expense                          414,619             369,554            1,189,144               950,365
                                                    -------------       -------------       --------------        --------------
          Net interest income                             317,215             211,138              909,576               588,944

Provision for loan/lease losses                            32,000                   -              145,942              (162,825)
                                                    -------------       -------------       --------------        --------------
         Net interest income after provision
         for loan/lease losses                            285,215             211,138              763,634               751,769
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                    28,222            (136,489)              46,241                43,628
     Loan servicing and other fees                         19,774              26,396               59,294                60,125
     Other income                                          52,010              38,409               84,989                90,162
                                                    -------------       -------------       --------------        --------------
          Total noninterest income                        100,006             (71,684)             190,524               193,915
                                                    -------------       -------------       --------------        --------------
Noninterest expense:
     Salaries                                             203,431             185,338              562,954               542,991
     Employee benefits                                     37,154              28,824              108,400               (60,840)
     Occupancy                                             32,544              34,407              103,596               130,408
     Furniture and equipment                               12,273              21,417               33,989                82,519
     Legal                                                 27,401              45,425               89,485               217,856
     FDIC Insurance                                        21,280              14,621               63,687                55,557
     Real estate owned holding expense                     45,343              59,316              136,537               133,376
     Provision for real estate owned losses                12,257                   -               12,257               194,000
     Other expense                                        136,443             100,254              377,887               316,783
                                                    -------------       -------------       --------------        --------------
          Total noninterest expense                       528,126             489,602            1,488,792             1,612,650
                                                   -------------       --------------       --------------        --------------
          Income (loss) before income taxes              (142,905)           (350,148)            (534,634)             (666,966)
Provision (credit) for income taxes                          (464)                  -                4,439                 2,598
                                                    --------------       ------------       --------------        --------------
          Net income (loss)                          $   (142,441)       $   (350,148)      $     (539,073)        $    (669,564)
Net income (loss) per share                          =============       ============        =============         =============
  of common stock                                    $      (0.05)       $      (0.12)      $        (0.19)        $       (0.24)
Weighted average number of                           =============       ============        =============         =============
  shares outstanding                                    2,808,201           2,802,926            2,808,201             2,740,750
                                                     =============       ============        =============         =============

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition

                                                                    (Unaudited)              (Audited)
                                                                   September 30             December 31
 Assets                                                                1996                    1995
 ------                                                           ---------------         ---------------
Cash and due from banks                                           $     1,545,901         $     2,187,146
Interest-bearing deposits in other banks                                  400,000                     541
Federal funds sold                                                      3,801,000               6,360,000
Investment Securities:
     Available for sale (AFS) (note 4)                                  2,083,852                 603,500
     Held to maturity (HTM)  (note 4)                                     300,000                 700,000
Loans and lease financing, net of unearned
income of $57,635 and $78,468                                          29,210,338              23,874,982
     Less:  Allowance for loan/lease losses                              (515,525)               (462,846)
                                                                  ---------------         ---------------
          Net loans and lease financing                                28,694,813              23,412,136
Real estate owned held for sale, net                                    5,280,432               7,912,936
Premises and equipment, net                                             1,383,827               1,419,122
Other assets                                                              336,602                 470,589
                                                                  ---------------         ---------------
        Total assets                                              $    43,826,427         $    43,065,970
                                                                  ===============         ===============

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
     Demand                                                       $     9,479,520         $     7,033,571
     Savings and NOW                                                    2,650,072               2,966,721
     Money market                                                       4,839,415               5,917,979
Time deposits:
    Under $100,000                                                     16,634,336              15,139,336
    $100,000 and over                                                   6,088,501               6,417,628
                                                                  ---------------         ---------------
           Total deposits                                              39,691,844              37,475,235
                                                                  ---------------         ---------------
Short-term borrowings                                                     650,000               1,538,544
Other liabilities                                                         370,031                 382,144
                                                                  ---------------         ---------------
          Total liabilities                                            40,711,875              39,395,923
                                                                  ---------------         ---------------
Stockholders' Equity:
     Preferred stock of no par value, authorized                           -                        -
     5,000,000 shares, no shares issued
     Common Stock, par value $1; authorized
     3,500,000 shares, issued 2,808,201 shares
     at 9/30/96 and 2,808,201 at 12/31/95                               2,808,201               2,808,201
     Capital in excess of par value                                    10,533,061              10,533,061
     Retained earnings                                                (10,215,396)             (9,676,323)
     Unrealized holding gain (loss) - AFS securities                      (11,314)                  5,108
                                                                  ---------------          --------------
          Total stockholders' equity                                    3,114,552               3,670,047
                                                                  ---------------          --------------
        Total liabilities and stockholders' equity                $    43,826,427          $   43,065,970
                                                                  ===============          ==============

        UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows
        (Unaudited)

                                                                      September 30, 1996          September 30, 1995
                                                                     ---------------------       ---------------------
Cash flows from operating activities:
Net Income                                                            $          (539,073)        $          (669,564)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                      53,813                      58,601
  Provision for loan/lease losses                                                 145,942                     162,825
  Provision for losses on real estate owned                                        12,257                     194,000
  Amortization of investment security discount                                    (10,551)                    (10,116)
  Amortization of loan fees and discounts                                         (20,833)                    (54,250)
  Net (gain) loss on disposal of equipment                                              -                     (17,236)
  Net (gain) loss on sale of other real estate owned                                5,431                     (43,628)
  (Increase) decrease in other assets                                             133,987                    (318,780)
  Increase (decrease) in other liabilities                                        (11,817)                   (729,861)
                                                                     ---------------------       ---------------------
    Net cash provided by (used in) operating activities                          (230,844)                 (1,428,009)
                                                                     ---------------------       ---------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                        (53,462)                          -
  Principal collected - non-bank subsidiaries                                      36,803                      39,820
  Loans and lease originations, net of collections                             (5,904,867)                 (6,720,898)
  Loan fees and discounts deferred                                                      -                           -
  Purchases of securities available-for-sale                                   (1,086,223)                   (904,872)
  Investment made in other real estate owned                                   (4,693,304)                 (3,512,923)
  Proceeds from real estate owned                                               7,821,564                   6,707,427
  Purchases of premises and equipment                                             (18,518)                    (59,890)
  Proceeds from disposal of equipment                                                   -                      17,236
                                                                     ---------------------       ---------------------
    Net cash provided by (used in) investing activities                        (3,898,007)                 (4,434,100)
                                                                     ---------------------       ---------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                          1,050,736                   6,612,743
  Certificates of deposit sold (matured), net                                   1,165,873                   2,797,619
  Net change in short-term borrowings                                            (888,544)                    (34,000)
  Net change in long-term borrowings                                                    -                     (84,948)
                                                                     ---------------------       ---------------------
    Net cash provided by (used in) financing activities                         1,328,065                   9,291,414
                                                                     ---------------------       ---------------------

Net increase (decrease) in cash and cash equivalents                           (2,800,786)                  3,429,305
Cash and cash equivalents at beginning of the year                              8,547,687                   6,399,142
                                                                     ---------------------       --------------------
Cash and cash equivalents at end of the quarter                       $         5,746,901        $          9,828,447
                                                                     =====================       =====================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                         $         1,333,078        $          1,101,061
    Income taxes                                                                    7,852                      20,473

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)         $           (16,422)       $                  -
    on debt and equity securities available-for-sale
  Increase in foreclosed properties and decrease in loans             $           513,740        $            486,974

                  Notes to Consolidated Financial Statements
                  ------------------------------------------



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


Note 4 - Investments: On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company followed the criteria specified in Statement 115, to segregate and report its holdings of debt and equity securities at September 30,1996 into two applicable categories: held-to-maturity (HTM) and available-for-sale (AFS).

----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------

                                                                        For the Nine Month Period Ended
                                                             September 30, 1996                    September 30, 1995
                                                     ------------------------------------------------------------------------------
                                                        Average                     Yield/    Average                   Yield/
                                                        Balance        Interest      Rate     Balance         Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------
                       ASSETS
Earning assets:
 Loans/Leases:
 Commercial                                             $18,650,633     $1,381,201    9.87%    $13,669,182  $1,064,344   10.41%
 Real estate construction                                 2,141,589        136,080    8.46%      1,430,372     101,613    9.50%
 Real estate mortgage                                     2,295,079        134,394    7.80%        889,794      53,377    8.02%
 Installment                                              2,339,741        150,609    8.57%      1,189,614      81,225    9.13%
 Leases                                                     844,342              0    0.00%        844,342           0    0.00%
                                                         ----------     ----------              ----------  ----------
   Total loans/leases                                    26,271,384      1,802,284    9.14%     18,023,304   1,300,559    9.65%
                                                         ----------     ----------              ----------  ----------

Interest-bearing deposits                                   400,382         18,281    6.08%              0           0    0.00%
Federal funds sold                                        4,832,694        195,564    5.39%        462,271      23,386    6.76%
Investment securities                                     1,883,164         82,591    5.84%      5,034,166     215,364    5.72%
                                                         ----------     ----------              ----------  ----------
   Total earning assets                                  33,387,624      2,098,720    8.37%     23,519,741   1,539,309    8.75%
                                                                        ==========                          ==========
Noninterest-earning assets
 Cash and due from banks                                  1,699,775                              1,763,606
 Other assets                                             9,556,828                             12,253,152
 Allowance for loan losses/lease                           (480,614)                              (606,477)
                                                         ----------                             ----------
    Total assets                                        $44,163,613                            $36,930,022
                                                         ==========                             ==========

                   LIABILITIES AND
                 STOCKHOLDERS EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                                 2,807,815         50,410    2.39%      1,774,927      30,955    2.33%
 Money market accounts                                    5,316,349        126,427    3.17%      3,967,664     109,039    3.67%
 Time:
  Under $100,000                                         16,546,010        699,004    5.63%     13,599,027     568,890    5.59%
  $100,000 and over                                       6,109,765        248,577    5.42%      5,876,160     239,340    5.45%
                                                         ----------     ----------              ----------  ----------
    Total interest-bearing
      deposits                                           30,779,939      1,124,418    4.87%     25,217,778     948,224    5.03%
Short-term borrowings                                     2,111,339         64,726   13.17% *      621,399         347   10.67% *
Long-term debt                                                    0              0    0.00%        716,990       1,794   13.84% *
                                                         ----------     ----------              ----------  ----------
   Total interest-bearing
     liabilities                                         32,891,278     $1,189,144    5.40%  *  26,556,167    $950,365    5.40% *
                                                                        ==========                          ==========
Non interest-bearing liabilities:
 Demand deposits                                          7,369,765                              5,254,779
 Other liabilities                                          507,994                                533,345
 Stockholders' equity                                     3,394,576                              4,585,731
                                                         ----------                             ----------
    Total liabilities and
      stockholders' equity                              $44,163,613                            $36,930,022
                                                         ==========                             ==========
Net interest income                                                       $909,576                            $588,944
                                                                        ==========                          ==========
Net interest margin (1)                                                               3.63%                               3.42%
                                                                                      ====                                ====
Net interest spread (2)                                                               2.97%                               3.35%
                                                                                      ====                                ====
Fees included in loan income                                              $111,658                            $111,136
                                                                        ==========                          ==========
Taxable equivalent adjustment                                                   $0                                  $0
                                                                        ==========                          ==========

                                                             For the Year Ended
                                                              December 31, 1995
                                                     --------------------------------------
                                                        Average                     Yield/
                                                        Balance        Interest      Rate
                                                     --------------------------------------
                       ASSETS
Earning assets:
 Loans/Leases:
 Commercial                                             $14,437,231     $1,464,937   10.15%
 Real estate construction                                 1,513,131        148,151    9.79%
 Real estate mortgage                                     1,004,975         80,649    8.02%
 Installment                                              1,343,754        130,061    9.68%
 Leases                                                     844,342              0    0.00%
                                                         ----------     ----------
   Total loans/leases                                    19,143,433      1,823,798    9.53%
                                                         ----------     ----------

Interest-bearing deposits                                         0              0    0.00%
Federal funds sold                                        5,646,637        330,197    5.85%
Investment securities                                       563,027         37,872    6.73%
                                                         ----------     ----------
   Total earning assets                                  25,353,097      2,191,867    8.65%
                                                                        ==========
Noninterest-earning assets
 Cash and due from banks                                  2,002,293
 Other assets                                            11,667,430
 Allowance for loan losses/lease                           (572,666)
                                                         ----------
    Total assets                                        $38,450,154
                                                         ==========

                   LIABILITIES AND
                 STOCKHOLDERS EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                                 2,075,394         46,248    2.23%
 Money market accounts                                    4,318,259        155,577    3.60%
 Time:
  Under $100,000                                         14,195,288        811,137    5.71%
  $100,000 and over                                       5,979,498        328,408    5.49%
                                                         ----------     ----------
    Total interest-bearing
      deposits                                           26,568,439      1,341,370    5.05%
Short-term borrowings                                     1,255,571          2,226   11.95% *
Long-term debt                                                    0              0    0.00%
                                                         ----------     ----------
   Total interest-bearing
     liabilities                                         27,824,010     $1,343,596    5.36% *
                                                                        ==========
Non interest-bearing liabilities:
 Demand deposits                                          5,671,220
 Other liabilities                                          494,575
 Stockholders' equity                                     4,460,349
                                                         ----------
    Total liabilities and
      stockholders' equity                              $38,450,154
                                                         ==========
Net interest income                                                       $848,271
                                                                        ==========
Net interest margin (1)                                                               3.35%
                                                                                      ====
Net interest spread (2)                                                               3.29%
                                                                                      ====
Fees included in loan income                                              $133,990
                                                                        ==========
                                                                                $0
                                                                        ==========
Taxable equivalent adjustment

    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included int he average loan balance.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Results of Operations for the Nine Months Ended September 30, 1996, as
     ----------------------------------------------------------------------
     Compared to the Nine Months Ended September 30, 1995
     ----------------------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $539,073 for the nine month period ended September 30, 1996. This compares with a loss of $669,564 for the same period of 1995. Earnings (loss) per share were ($.19) for the first nine months ended September 30, 1996, compared to ($.24) for the first nine months of 1995.

     During the nine month period ended September 30, 1996, UFBC's primary subsidiary, The Business Bank (the Bank), significantly increased the Company's asset base. As of September 30, 1996, average total assets increased $7,234,000 or 19.6% when compared to the comparable period of September 30, 1995 (Consolidated Average Balances table). The increase has favorably contributed to the Company's earnings. However, the Company's Real Estate Owned (REO) which are unearning assets, and related holding costs continue to hinder the Company's progress towards profitability. At September 30, 1996, REO was $5,280,000 or 12.0% of the Company's total assets (Consolidated Balance Sheets). Management continues to focus on REO liquidation and as of September 30, 1996 had REO contracts (both firm and pending) totaling approximately $1,504,000. Although there can be no assurance of settlement, management anticipates that these contracts will close and settle during 1996.

     On August 27, 1996, the Internal Revenue Service began an audit of the Company's federal income tax return (form 1120) for the years ending December 31, 1993, 1994 and 1995. As of November 4, 1996, the audit is limited to specific line items and is expected to conclude by December 31, 1996. Management does not anticipate any material changes to the returns which would result in additional liabilities and penalties or which would alter the Company's current tax position.

Net Interest Income
-------------------
     For the nine month period ended September 30, 1996, net interest income increased $321,000 or 54.4% from $589,000 at September 30, 1995 to $910,000 at
September 30, 1996. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $8,248,000 or 45.8% from $18,023,000 at September 30, 1995 to $26,271,000 at September 30, 1996. Due to the increased loan volume, interest and fees on loans rose $502,000 or 38.6% as of the nine month period ended September 30, 1996 when compared to the comparable period of 1995 which favorably impacted net interest income.

     For the same comparable period, average total earning assets increased $9,868,000 or 41.9% (Consolidated Average Balances table). As a result of the increased volume of assets available, the Company earned significantly more interest on investment securities and interest-bearing deposits for the three and nine month periods ended September 30, 1996 as shown in the Consolidated Statements of Income. These earnings also contributed to the increased net interest income at September 30, 1996 when compared to September 30, 1995.

     For the three month period ended September 30, 1996 when compared to the three month period ended September 30, 1995, interest income from federal funds sold declined $56,800 or 55.3%. The drop resulted from a substantial change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods.

     Interest expense on deposits increased $176,000 or 18.6% at September 30, 1996 when compared to the period ended September 30, 1995. The nine month comparative increase is attributable to deposit growth in the Bank. Interest expense on deposits for the three month comparative periods ended September 30, 1996 and 1995 reflects management's continuing plan and efforts to alter the Bank's deposit mix to obtaining more demand or low interest-bearing deposits. The implementation of management's plan for the Bank's deposit mix is the reason that the expense incurred for interest on deposits for the three month period ended September 30, 1996 and 1995 remains level despite the Bank's deposit growth during the three month period ended September 30, 1996.

Provision for Loan/Lease Losses
-------------------------------
     During the first nine months of 1996, the Bank replenished its allowance by charging $146,000 against earnings compared to $87,000 charged against earnings during the first nine months of 1995. The parent company, UFBC, reversed its provision for loan/lease losses $250,000 in the nine months ended September 30, 1995 as a result of improved loan quality.

Non-Interest Income
-------------------
     Total noninterest income decreased 1.8% for the nine months ended September 30, 1996 compared to the comparable period of 1995. When comparing the three month periods ended September 30, 1996 and 1995, the gain or loss on the sale of REO increased $165,000 due to net losses on the sale of REO in the Bank and in the North Ocean City project during the three month period ended September 30, 1995.

Non-Interest Expense
--------------------
     Total noninterest expense decreased $124,000 or 7.7% for the first nine months of 1996 when compared to the same period of 1995. The decline is due principally to the Company's restructuring and management's continuing efforts to curtail expenses. As a result of an employee settlement during the nine month period ended September 30, 1995, the Company realized a gain of approximately $163,000. This gain reversed accrued expense and explains the variance in employee benefits for the nine month period ended September 30, 1996 when compared to the same period of 1995.

     For the nine month period ended September 30, 1996 as compared to the comparable period of 1995, occupancy expense decreased $27,000 or 21.0% due to the Bank's consolidation into one location and the subletting of excess space. Furniture and equipment expense dropped $49,000 or 58.8% during the same period as a result of the Bank's purchase of new equipment and the decision to out source the Bank's proof operations. These changes significantly reduced the cost of repairing aged equipment which was principally associated with the Bank's proof operations. Additionally, during the three month period ended September 30, 1996 many Company fixed assets became fully depreciated.

     Legal expense declined $128,000 or 58.9% for the nine month period ended September 30, 1996 when compared to the comparable period ended September 30, 1995. The decline is principally attributable to significantly reduced litigation expense in the parent during the first nine months of 1996. During the first nine months of 1995, the parent, as plaintiff, incurred substantial litigation expense associated with the subsidiary, Omni Homes, Inc.

     FDIC insurance expense increased 14.6% from $55,600 at September 30, 1995 to $63,700 at September 30, 1995 as a result of the Bank's deposit growth during the same comparable period.

     For the first nine months of 1996 when compared to the same period of 1995, other expense increased $61,000 or 19.3%. The increase is primarily attributable to an accounting change for costs associated with the North Ocean City project. Prior to May 31, 1996, most of the North Ocean City costs were capitalized as appropriate during the development phase of a construction project. However, once development was completed subsequent costs associated with the project were expensed.

Income Taxes
------------
     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce deferred taxes or to record a tax benefit. At the end of 1993, all of UFBC's accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the nine months ended September 30, 1996.

B. Financial Condition as of September 30, 1996
   --------------------------------------------

Assets
------
     Total assets grew $760,000 or 1.8% during the first nine months of 1996 when compared to the period ended December 31, 1995. The rise in assets is primarily attributable to the Bank's increased volume of loans. Net loans and lease financing increased $5,283,000 or 22.3% to $28,695,00 at September 30, 1996 from $23,412,000 at December 31, 1995.

Allowance for Loan/Lease Losses
-------------------------------
     The allowance for loan/lease losses (allowance) represents an amount which management believes will be adequate to absorb potential losses inherent in the loan/lease portfolio. The provision for loan losses represents the charge to earnings during the year to cover potential future losses. The amount charged to expense during the year is dependent upon management's assessment of the adequacy of the allowance. Principal factors in management's evaluation include prior loss experience, changes in the composition and volume of the portfolio, overall portfolio quality, the value of underlying collateral, reviews of portfolio quality by state and federal supervisory authorities, specific problem loans, and current and anticipated economic conditions that may affect a borrower's ability to repay.

     At September 30, 1996 and December 31, 1995, the allowance was $515,000 and $463,000 or 1.8% and 1.9%, respectively, of total loans and leases. Nonperforming loans for the nine month period ended September 30, 1996 totaled $328,000, of which $307,000 resided in the Bank. This compares to a balance of $403,000 in nonperforming loans as of December 31, 1995. The consolidated allowance for loan/lease losses covers nonperforming loans 1.68 times at September 30, 1996, compared to a coverage of 1.15 times at year end 1995.

Real Estate Owned
-----------------
     REO decreased $2,633,000 or 33.3% during the nine month period ended September 30, 1996. The Bank sold four properties and several lots in two parcels which reduced the REO balance approximately $3,106,000 during the first nine months of 1996. During the same period, the Bank invested $1,330,000 to further develop one REO project and foreclosed on three loans totaling approximately $811,000. During the first nine months of 1996, UFBC's subsidiary, Business Venture Capital, Inc. (BVCI) invested $3,059,000 to complete development of the final phase of the North Ocean City project. The final phase consists of forty-one town home units of which forty have been sold. As of September 30, 1996, thirty-seven town home unit contracts were settled, thereby reducing REO by $4,715,000. Although there can be no assurance, management anticipates that the remaining unit will be sold and settled by the end of December 1996. The sale and settlement of the remaining 4 units will reduce the September 30, 1996 consolidated REO by $494,000 or 9.4%.

Liabilities
-----------
     Total deposits increased $2,217,000 or 5.9% during the first nine months of 1996 when compared to the year ended 1995. During the nine months ended September 30, 1996, the deposit mix changed as savings, NOW and money market accounts dropped $1,395,000 or 15.7% from $8,885,000 at December 31, 1995 to $7,490,000 at September 30, 1996 while demand deposits grew $2,446,000 or 34.8% during the same comparable period. During the nine month period ended September 30, 1996, BVCI utilized and repaid a short-term line of $3,000,000 used to fund the completion of the final phase of the North Ocean City project (project). Additionally, BCVI utilized and repaid an unsecured line of $367,000 to fund a portion of town home construction cost. As in 1995, BVCI used proceeds from the sales of the condominium town homes to repay the $3,000,000 and $367,000 line. Also utilizing town home sales proceeds, the Company repaid $550,000 of other Company short-term borrowings.

Liquidity and Investment
------------------------
     Since January 1994, operational expenses of UFBC have been provided primarily by liquidation of assets. UFBC's working capital is significantly limited by the inability to receive dividends from the Bank subsidiary, which has been operating at a loss. Accordingly, UFBC's ability to meet its short-term obligations continues to depend on the liquidation of REO and loan payments of approximately $21,000 per quarter.

     Consolidated average liquid assets were 19.9% of average total assets at September 30, 1996 compared to 19.6% for the same period ended September 30, 1995 and 21.4% at December 31, 1995 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. In order to maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and interest-bearing deposits placed with financial institutions. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio includes both instruments available-for-sale and those held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 1996, the Bank's investment portfolio consisted of the following:

                                       Available-for-Sale       Held-to-Maturity
                                       ------------------       ----------------
U.S. Treasury                               2,083,852
U.S. Government Agency                                               300,000
Interest-bearing Deposits                                            400,000
(placed with financial institutions)


Regulatory Agreements and Compliance
------------------------------------
     On August 12, 1993, the Business Bank (Bank), UFBC's main subsidiary, consented to the issuance of a Cease and Desist Order (Order) by the Federal Deposit Insurance Corporation (FDIC) and by the Virginia Commissioner of Financial Institutions. On December 31, 1993, UFBC entered into a written agreement (Agreement) with the Federal Reserve Bank of Richmond and the Commissioner of Financial Institutions, Bureau of Financial Institutions of the Commonwealth of Virginia. The Order and the Agreement address various areas of operation in the Company, most specifically the Bank, and required the Board of Directors and management to complete and to perform several specific directives.

The Order and the Agreement also include provisions to monitor the Company's progress toward profitability. As of September 30, 1996, management believes that the Company is in substantial compliance with all terms and provisions of the Order and the Agreement.

Capital Requirements
--------------------
     In 1989, banking regulators issued risk-based capital guidelines applicable to all bank holding companies and their bank subsidiaries. The guidelines were established to provide a more effective method for measuring adequate capital in banking organizations. Off-balance sheet items are converted into an asset equivalent amount. On- and off-balance sheet items are weighed by degree of risk to derive total risk-adjusted assets. Two tiers of capital are defined. Tier I
(Core) capital is equity less certain intangibles, plus minority interests in subsidiaries. In addition, Tier II (Total) capital also includes an allowable portion of the allowance for loan losses. Tier I and Total capital ratios are required to be 4% and 8% of risk-adjusted assets, respectively. Regulatory agencies issued additional guidelines in 1990 to require Tier I capital as a percentage of average total assets (Leverage ratio) to be a minimum of 3%, with most institutions required to be at least 4% to 5% depending upon risk profiles and other factors. UFBC's Tier I, Total capital and Leverage ratios at December 31, 1995 and September 30, 1996 were 11.0%, 12.2% and 8.4%, and 9.2%, 10.4% and
7.1%, respectively. The Bank maintained ratios above the standard regulatory required minimum levels and was in compliance with the capital ratio terms of the Order as of December 31, 1995 and September 30, 1996.

                          PART II.  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

(5) The Board of Directors has authorized the issuance of up to 900 shares of Series A Preferred Stock in exchange for the certain promissory notes issued by the Company or for cash. The issuance of up to 180,000 warrants, exercisable at $1.50 per warrant and expiring September 30, 2001, has also been authorized. The Series A Preferred Stock shall bear a ten percent (10%) cumulative annual dividend, payable quarterly, prorated for any quarter where the shares have been outstanding for less than a full quarter, except for the dividend payable January 1, 1997, which shall be a full dividend regardless of the date of issuance of the Series A Preferred Stock. The Series A Preferred Stock shall be redeemable by the Company at any time, or from time to time, in whole or in part, at a redemption price of one thousand five hundred dollars ($1,500) plus any dividends accrued but unpaid as of the redemption date. The Series A Preferred Stock will be mandatorily redeemed, at a redemption price of one thousand five hundred dollars ($1,500) plus any dividends accrued but unpaid as of the redemption date, on September 30, 2001. The Company is not required to set up a sinking fund or similar reserve of funds for the redemption of the Series A Preferred Stock. While any shares of Series A Preferred Stock are outstanding, the Company is restricted from repurchasing or redeeming any shares of Common Stock or any other class of stock junior to the Series A Preferred Stock. Generally, the Series A Preferred Stock will not be entitled to vote except as may be required by law or upon the occurrence of an event of default. In general, an event of default will have occurred if the Company shall fail to redeem or provide for the redemption of all Series A Preferred Stock, and to have paid all accrued but unpaid dividends on the Series A Preferred Stock, by September 30, 2001. Upon the occurrence of an event of default, the Series A Preferred Stock, voting as a separate class and subject to the receipt of any required regulatory approvals, shall be entitled to elect a majority of the Board of Directors. Additionally, the approval of the holders of a majority of the Series A Preferred Stock is required in order to authorize the issuance of any shares of a class or series of stock having dividend or liquidation rights prior or superior to the Series A Preferred Stock.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(6) There were no reports and/or exhibits filed on Form 8-K by United Financial Banking Companies, Inc. as of September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED FINANCIAL BANKING COMPANIES, INC.



                                       By: /s/ Peter H. Ross
                                           -------------------------
                                           Peter H. Ross
                                           Chairman and President



                                           /s/ Lisa M. Porter
                                           -------------------------
                                           Lisa M. Porter
                                           Chief Financial Officer

Date:    November 7, 1996
      ----------------------

                                                                       EXHIBIT 3

                           ARTICLES OF INCORPORATION

                                      OF

                   UNITED FINANCIAL BANKING COMPANIES, INC.

     1.    The name of the corporation is

                   UNITED FINANCIAL BANKING COMPANIES, INC.

     2. The purpose for which the corporation is organized is the business of owning and controlling banks. In addition, the corporation shall be authorized to transact any or all lawful business not required to be specifically stated in these Articles of Incorporation for which corporations may be incorporated under the Virginia Stock Corporation Act.

     3. The aggregate number of shares of capital stock which the Corporation shall have authority to issue shall be 3,500,000 shares of Common Stock, par value $1 per share, and 5,000,000 shares of Preferred Stock, without par value.

           The Board of Directors is hereby empowered to cause the Preferred Stock of the Corporation to be issued in series with such of the variations permitted by clauses (a)-(k) below, as shall be determined by the Board of Directors.

           The shares of Preferred Stock may vary as to:

           (a) the designation of such series, the number of shares to constitute such series and the stated value thereof;

           (b) whether the shares of such series shall have voting rights, in addition to any voting rights provided by law, and, if so, the terms of such voting rights, which (i) may be general or limited, and (ii) may permit more than one vote per share;

           (c) the rate or rates (which may be fixed or variable) at which dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends are payable, the preference or relation which such dividends shall bear to the dividends payable on shares of Common Stock or on any shares of any other series of Preferred Stock;

           (d) whether the shares of such series shall be subject to redemption by the Corporation, and, if so, the times, prices and other conditions of such redemption;

           (e) the amount or amounts payable upon shares of such series upon, and the rights of the holders of such series in, the voluntary and involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;

                                                                       EXHIBIT 3

           (f) whether the shares of such series shall be subject to the operation of a retirement or sinking fund, and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

           (g) whether the shares of such series shall be convertible into, or exchangeable for, shares of Common Stock or any other securities (including any other series of Preferred Stock) and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

           (h) the limitations and restrictions, if any, to be effective while any shares of such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of any other series of the Preferred Stock;

           (i) the conditions or restrictions, if any, upon the creation of indebtedness of the Corporation or upon the issue of any additional stock, including additional shares of such series or of any other series of the Preferred Stock;

           (j)   the ranking (be it pari passu, junior or senior) or each series
                                    ---- -----
as to the payment of dividends, the distribution of assets and all other matters; and

           (k) any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of these Articles of Incorporation, to the full extent permitted in accordance with the laws of the Commonwealth of Virginia.

           In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid to or set aside for the holders of the Preferred Stock the full preferential amounts to which they are respectively entitled under the provisions of these Articles of Incorporation applicable to the Preferred Stock, the holders of the Preferred Stock shall have no claim to any of the remaining assets of the Corporation.

           The power, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restriction thereof, if any, may differ from those of any and all other series at any time outstanding. All shares of Preferred Stock of each series shall be equal in all respects.

     4. Stockholders of the corporation shall not have the preemptive right to acquire unissued shares of the corporation.

     5. The Corporation's initial registered office shall be located in the City of Richmond at Suite 1100, 707 East Main Street, Richmond, Virginia 23219. The

                                                                       EXHIBIT 3

Corporation's initial registered agent shall be Lathan M. Ewers, Jr., whose address is the same as the corporations's registered office and who is a resident of Virginia and a member of the Virginia State Bar.

     6. The business and affairs of the Corporation shall be managed by or under the direction of a Board of Directors consisting of not less than six nor more than twelve Directors, the exact number of Directors to be determined from time to time by resolution adopted by the affirmative vote of a majority of the Directors then in office or at least two-thirds of the shares entitled to vote at a meeting of shareholders. The Directors shall be divided into three classes, designated as Class I, Class II, and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of Directors constituting the entire Board of Directors. At the 1990 Annual Meeting of Shareholders, Class I Directors shall be elected for a one-year term, Class II Directors for a two-year term and Class III Directors for a three-year term. At each succeeding Annual Meeting of Shareholders beginning in 1991, successors to the class of Directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of Directors has changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of Directors in each class as nearly equal as possible, but in no case will a decrease in the number of Directors shorten the term of any incumbent Director. A Director shall hold office until the annual meeting for the year in which his term expires and until his successor shall be elected, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Notwithstanding the foregoing, whenever the holders of Preferred Stock or one or more series of Preferred Stock issued by the Corporation shall have the right, voting separately by class or series to elect Directors at an annual or special meeting of shareholders, the election, term of office, filling of vacancies and other features of such Directorships shall be governed by the terms of these Articles of Incorporation applicable thereto, and such Directors so elected shall not be divided into classes pursuant to this
Article 6 unless expressly provided by such terms. If the office of any Director shall become vacant, the Directors, at the time in office, whether or not a quorum, may, by majority vote of the Directors then in office, choose a successor who shall hold office until the next annual meeting of shareholders. In such event, the successor elected by the shareholders at that annual meeting shall hold office for a term that shall coincide with the remaining term of the class of Directors to which that person has been elected. Vacancies resulting from the increase in the number of Directors shall be filled in the same manner. Notwithstanding any other provision of the Articles of Incorporation or the Bylaws, the affirmative vote of at lease two-thirds of the outstanding shares entitled to vote shall be required to amend, alter, change or repeal, or to adopt any provisions inconsistent with the purpose and intent of this Article 6.

     7. Except as otherwise now or hereafter specifically provided for herein, the vote of the Corporation's Common Stock required to approve an amendment to the Corporations's Articles of Incorporation shall be a majority of all such shares.

June 26, 1990                                   --------------------------------

                                                                       EXHIBIT 3

                           ARTICLES OF AMENDMENT TO
                         THE ARTICLES OF INCORPORATION
                                      OF
                   UNITED FINANCIAL BANKING COMPANIES, INC.

     In accordance with the provisions of Section 13.1-607 of the Virginia Stock Corporation Act, as amended, United Financial Banking Companies, Inc. (the "Company") does hereby deliver to the State Corporation Commission for filing these Articles of Amendment to the Articles of Incorporation of the Company, which shall be effective upon filing:

     Article 3 of the Articles of Incorporation of the Company is hereby amended to include at the end thereof a new section defining and determining the terms of a new series of preferred stock, reading as follows:

"Series A Preferred Stock. (a) Designation. The series of preferred stock shall be designated and known as "Series A Preferred Stock."

     (b) Number of Shares. The Series A Preferred Stock shall consist of up to nine hundred (900) shares of the authorized preferred stock, without par value, of the Corporation.

     (c) Dividends and Distributions. Subject to the prior or superior rights of the holders of any shares of any series of preferred stock ranking prior or superior to the Series A Preferred Stock with respect to dividends, whether now existing or hereafter created, the holders of shares of Series A Preferred Stock shall be entitled to receive, as and when declared by the Board of Directors, prior to payment of any cash dividends on any class of Common Stock or other class of stock junior to the Series A Preferred Stock during the quarter to which such dividend relates, out of funds legally available therefore, dividends in an amount per share equal to ten percent (10%) of the Original Purchase Price of the Series A Preferred Stock (as hereinafter defined) divided by four. Dividends shall be cumulative from the date of issuance, whether or not declared by the Board of Directors, and shall be payable quarterly on the first day of January, April, July and October of each year (each a "Dividend Payment Date") commencing on the first Dividend Payment Date after the issuance of any shares of Series A Preferred Stock. For purposes hereof the "Original Purchase Price of the Series A Preferred Stock" shall be one thousand five hundred dollars ($1,500) per share of Series A Preferred Stock. In the event that the corporation shall at any time declare and pay or effect in respect of the Series A Preferred Stock any stock split, (whether or not in the form of a stock dividend), reverse stock split, or other reclassification or combination of the Series A Preferred Stock or other transaction (including a merger, consolidation or share exchange) which has the effect of increasing or decreasing the number of shares of Series A Preferred Stock, then the Original Purchase Price of the Series A Preferred Stock shall be deemed to have been proportionately adjusted to reflect such transaction or event. In the event that any share of Series A Preferred Stock is outstanding for only a part of the quarterly period preceding any Dividend Payment Date, then the dividend payable with respect to such share shall be prorated for the period such share was outstanding during such period, except that the dividend payable on January 1, 1997 shall not be so prorated and shall consist of the full amount that would be payable if the shares of Series A Preferred Stock had been outstanding for the entire quarterly period preceding such date. Dividends declared and paid in an amount less than the total amount payable on all shares of Series A Preferred Stock shall be allocated pro rata among the shares of Series A Preferred Stock outstanding.

     (d) Voting Rights. Except as may be expressly required by the laws of general applicability of the Commonwealth of Virginia, and except as otherwise provided in this paragraph (d) the holders of the Series A Preferred Stock shall not be entitled to vote on any matter submitted for the vote of stockholders, including but not limited to the election of directors. In the event that there shall have occurred an Event of Default (as hereinafter defined) then, notwithstanding any other provision of the articles of incorporation of the Corporation, the terms of office of the members of the Board of Directors of the Corporation shall cease to be staggered, the term of office of each member of the Board of Directors shall terminate at the next election of directors, whether such election is at an annual meeting or at a special or extraordinary meeting called for the purpose of the election of directors, and the holders of the outstanding shares of Series A Preferred Stock, voting as a separate class, by the action of the holders of a majority of such shares, shall be entitled to elect that number of directors as shall constitute a majority of the Board of Directors. Following the occurrence of an Event of Default, the holders of a majority of the Series A Preferred Stock shall be entitled to call a special meeting of shareholders for the purpose of the election of directors. For purposes hereof, an "Event of Default" shall exist

                                                                       EXHIBIT 3

if the Corporation shall fail, for any reason whatsoever, to redeem (or to call for redemption and deposit sufficient funds for purposes of effecting the redemption with an independent depositary or escrow agent) all outstanding shares of Series A Preferred Stock, and to have paid all accrued dividends on the Series A Preferred Stock, by September 30, 2001. The right of the Series A Preferred Stock to elect a majority of the Board of Directors following the occurrence of an Event of Default shall continue until the later of (I) September 30, 2001 or (ii) the redemption of all outstanding shares of Series A Common Stock. Notwithstanding anything contained herein to the contrary, the exercise of the right of the Series A Preferred Stock to call a special meeting for the purpose of the election of directors and to elect a majority of the Board of Directors following the occurrence of an Event of Default shall be subject to the receipt of any required consents or approvals of the Federal Reserve Board, the Virginia Commissioner of Financial Institutions, or any other bank regulatory agency having jurisdiction. Additionally, whether or not a vote of shareholders of any class is required by law or by any other provision hereof, the affirmative vote of the holders of not less than a majority of the outstanding shares of Series A Preferred Stock shall be required prior to the issuance of any shares of a class or series of stock which would have rights as to dividends or liquidation prior or superior to the Series A Preferred Stock.

     (e) Redemption. Shares of the Series A Preferred Stock may be redeemed, in whole or in part, at the option and in the sole discretion only of the Corporation, at any time or from time to time, without notice, at a redemption price equal to the Original Purchase Price of the Series A Preferred Stock, as adjusted in accordance with the provision of (C) above plus dividends accrued but unpaid prior to the date of redemption (the "Redemption Price"). Additionally, all outstanding shares of the Series A Preferred Stock shall be redeemed by the Corporation at the Redemption Price on September 30, 2001. Any such redemption shall be subject to the receipt by the Corporation of any required prior approval of the Federal Reserve Board or other regulatory agency having jurisdiction over the Corporation and its subsidiaries. Provided that sufficient funds to effect the redemption have been deposited with an independent depositary or escrow agent, then at the time of such redemption as specified in the resolution of the Board of Directors authorizing such redemption or September 30, 2001, as applicable, all rights of the holders of the Series A Preferred Stock redeemed shall terminate, except for the right to receive the Redemption Price.

     (f) Sinking Fund. The Corporation shall not be required to establish or make payments into, and the Series A Preferred Stock shall not enjoy the benefit of, any sinking, reserve or other segregated fund for the redemption of the Series A Preferred Stock.

     (g) Restrictions on Repurchase. The Corporation shall not, at any time while any shares of Series A Preferred Stock are outstanding, purchase, repurchase, redeem, or otherwise reacquire for value, any shares of Common Stock or other class of stock junior to the Series A Preferred Stock, provided, however, that nothing contained in this paragraph (g) shall prevent the Corporation from acquiring any shares of Common Stock or other class of stock junior to the Series A Preferred Stock as a result of, or in connection with the satisfaction of a debt previously contracted in good faith.

     (h) Conversion. The Series A Preferred Stock shall not be convertible into or otherwise exchangeable for shares of any other class of stock or securities of the Corporation.

     (i) Liquidation, Dissolution or Winding Up. Subject to the prior or superior rights of the holders of any series of preferred stock ranking prior or superior to the Series A Preferred Stock with respect to liquidation, whether now existing or hereafter created, upon any liquidation, dissolution or winding up of the corporation, the holders of the Series A Preferred Stock shall be entitled to receive, prior to the payment of any amounts in liquidation, dissolution or winding up in respect of any Common Stock or other class of stock junior to the Series A Preferred Stock, but after the payment or provision for all amounts due to creditors of the corporation, an amount per share equal to the Original Purchase Price of the Series A Preferred Stock as adjusted in accordance with the provisions of (C) above, plus the amount of any dividends accrued but unpaid as of the date of such liquidation, dissolution or winding up. Following receipt of such amount, the holders of the Series A Preferred Stock shall have no right to receive any other amounts in connection with the liquidation, dissolution or winding up of the corporation.

     (j) Preemptive Rights. The holders of the Series A Preferred Stock shall not have any preemptive or preferential right to acquire any shares of any class of capital stock of the corporation, whether now or hereafter authorized, except as the Board of Directors may specifically provide.