Form 10KSB40
period 1996-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1997-04-03
CIK 714286

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File Number 0-13395

                           UNITED FINANCIAL BANKING
                                COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

               VIRGINIA                        54-1201253
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification Number)

           8399 LEESBURG PIKE
              P.O. BOX 2459
            VIENNA, VIRGINIA                           22182
(Address of principal executive offices)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 734-0070

      Securities registered pursuant to Section 12(g) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1.00 par value                           N.A.S.D.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

  Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

  For the year ended December 31, 1996, United Financial Banking Companies, Inc. reported net loss of $907,609.

  The aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,947,011 as of March 1, 1997.

  As of March 1, 1997, the registrant had 2,808,201 shares of outstanding common stock, $1.00 par value.
                      DOCUMENTS INCORPORATED BY REFERENCE

          Selected information from the Company's 1996 Proxy Statement for the Annual Meeting to be held June 6, 1997 is incorporated by reference into Part III of this report, and information from the 1996 Annual Report to Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Parts I, II and III of this report.

                                     PART I
ITEM 1. BUSINESS

  United Financial Banking Companies, Inc. ("UFBC"), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the "Bank"), a banking Company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which has developed certain foreclosed real estate and holds, and Omni Homes, Inc. (Omni), a subsidiary which holds certain foreclosed real
estate.   Collectively, UFBC, the Bank, BVCI and Omni are referred to as "the
Company".

  The Bank was organized in 1980. In October 1981, the Bank commenced limited operations and began full scale operations in August 1982, when its main office building was completed.

  As of December 31, 1996, the Company had consolidated total assets of $41,601,689, total deposits of $37,734,575, total loans of $30,618,335 and total stockholders' equity of $2,738,070.

 On March 1, 1997, the Company and its subsidiaries employed 18 full-time people.

THE BANK
  The Bank, UFBC's primary subsidiary, is a state banking association engaging in a general commercial banking business and specializing in offering banking services to business and professional customers. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts; business and commercial loans; and processing of collections. The Bank is a Federally insured state non-member bank and its deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation.

  The Bank markets its services to professionals and small and medium sized businesses in its service area of Northern Virginia and surrounding communities because it believes that business accounts are more profitable than small consumer accounts, which comprise the majority of accounts at most retail banks. The Bank further believes that professionals and small businesses represent a market segment whose needs have not been met by many retail banks.

  It is the Bank's belief that business accounts can be more profitable due to the income generated from business' higher average balances for both deposits and loans. In the past, business accounts had been less costly than consumer accounts as they had required fewer conveniences such as numerous branches, extended hours and drive-thru facilities. The Bank had previously limited its service relationship with customers to primarily encompass their business needs. In order to fully meet customers' needs and to remain competitive in the current market, the Bank has broadened service to business and professional customers by offering products such as consumer installment and mortgage loans. It is the Bank's belief that this augmentation will maintain the Bank's core accounts and will enable the organization to diversify asset growth.

  By emphasizing personal relationships between the Bank's officers and its customers, the Bank believes it attracts customers that have been neglected by retail banks that direct their services to more numerous consumer accounts and large business customers.

  The Company experiences a high degree of competition in the Washington Metropolitan area. All of the Company's products and services compete actively with national and state banks, savings banks, savings and loan associations, credit unions, finance companies, money market funds, mortgage banks, insurance companies, investment banking firms, brokerage firms and other nonbank institutions that provide one or more of the services offered by the Company and its subsidiaries, primarily the Bank. As a result of federal and state legislation regarding interstate branching and mergers, additional competitors not currently in the Bank's service area may enter the market. Among commercial banks, the principal method of competition is the provision and delivery of financial services that are specific to the needs of the community. The Company believes that the expertise in and awareness of the demands of our business community position us with the unique ability to meet those needs expeditiously.

     The Company does not believe that there will be any material effect on capital expenditures, results of operations, financial condition or the competitive position of itself or any of its subsidiaries with regard to compliance with federal, state or local requirements related to the general protection of the environment.

SUPERVISION AND REGULATION

GENERAL
  United Financial Banking Companies, Inc. is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, UFBC's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and UFBC may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without prior approval of the Federal Reserve Board.

  The deposits of UFBC's subsidiary bank are insured by, and therefore the subsidiary bank is subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and is also subject to regulation and examination by the State of Virginia. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to UFBC by its banking subsidiary are discussed in Note 14 to the consolidated financial statements.

HOLDING COMPANY LIABILITY

  Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of a new banking law for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

SUPERVISORY AGREEMENTS

  UFBC entered into a formal agreement with the Federal Reserve Bank of Richmond and the Virginia Commissioner of Financial Institutions on December 31, 1993.
On August 12, 1993, The Business Bank consented to the issuance of a Cease and Desist Order by the FDIC and the Virginia Commissioner of Financial Institutions. These agreements are discussed in detail in Note 11 to the 1996 consolidated financial statements.

ENFORCEMENT ACTIONS AND ADMINISTRATIVE SANCTIONS

  Failure to comply with applicable laws and regulations and the Supervisory Agreements could subject UFBC, its subsidiary bank and their officers, directors and other institution-affiliated parties to administrative sanctions and potentially substantial civil money penalties.

TRANSACTIONS WITH AFFILIATES

  UFBC's subsidiary bank is subject to restrictions under federal law which limit a bank's extensions of credit to, and certain other transactions with, affiliates. Such transactions by any subsidiary bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. The purchase of low quality assets from affiliates is generally prohibited. Federal law also provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-qualified companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

CAPITAL REQUIREMENTS

  Under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

  Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lower capital category. As a result of the Cease and Desist Order ("Order"), the Bank is treated as an adequately capitalized institution. Except for the Order, the Bank would be treated as a well capitalized institution.

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be acceptable unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

  Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, further activity restricting prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

BROKERED DEPOSITS

  FDIC regulations adopted under FDICIA prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 1996, the Company had no brokered deposits.

FDIC INSURANCE ASSESSMENTS

  The bank is subject to FDIC deposit insurance assessments. The FDIC has fully adopted the transitional risk-based system for determining deposit insurance assessments. An insured institution is assessed at rates depending on its capital and supervisory classifications, as assigned by its primary federal regulator. As a result of the bank insurance fund ("BIF"), which insures the Bank's deposits, reaching the mandated level of reserves, the range of deposit premium rates was reduced in the first half of 1996 to a range of .00 percent to .27 percent.

CONSERVATORSHIP AND RECEIVERSHIP POWERS OF FEDERAL BANKING AGENCIES

  FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF of the FDIC, such as liquidation.

  The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and shareholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

  Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Company cannot determine the ultimate effect that FDICIA and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or results of operations.


UNITED FINANCIAL BANKING COMPANIES, INC. SUBSIDIARIES
THE BUSINESS BANK
 The Business Bank was organized on April 17, 1980 to provide commercial banking services.

BUSINESS VENTURE CAPITAL, INC.
  Business Venture Capital, Inc. was incorporated February 26, 1985 to hold certain foreclosed real estate.

OMNI HOMES, INC.
 Omni Homes, Inc. was incorporated August 21, 1985 to hold and develop certain real estate.

BANK SUBSIDIARIES
UFBC, INC.

  UFBC, Inc. was incorporated June 19, 1984 for the purpose of holding real estate and various equipment lease arrangements. At December 31, 1996 UFBC, Inc. held one leveraged lease arrangement.

ITEM 2. PROPERTIES

  The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182. The Bank currently has no branches. The Company was consolidated into the main office location in May 1995. The Bank's Operations Center was formerly located at 8351 Leesburg Pike under a lease which expires in June 2000 and for which the Bank remains liable through June 2000. Rental expense for 1995 under the lease totaled $59,508 and increase 3.0% per
year for the remainder of the lease.   Approximately two thirds of the former
Operations Center space is sublet through the end of the lease term. Approximately one third of the former Operations Center space is sublet through March 31, 1997.

  On December 30, 1996, the Bank sold the building it occupies and the surrounding land for $1,968,171, net to an entity in which a holder of more than 5% of the Company's Common Stock has an interest. The transaction resulted in a gain of $734,291. The Bank then entered into a one year lease to rent the building sold. As of December 31, 1996, the Bank's minimum obligation for the lease totaled $187,820. The lease terms include three options for renewal and a right of first offer. Subsequent to December 31, 1996, the Bank chose to exercise the first option, a nine year extension, after significant analysis of alternative bank sites. The future minimum lease payments for the Bank lease, including the option period, total $2,083,620. Further information regarding this transaction is discussed in Part III, item 12 of this report.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of its business, the Company is party to legal proceedings. There is no litigation currently pending against the Company or any of its subsidiaries which individually or in the aggregate would have a material adverse affect on the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  No matters were submitted to security holders during the 4th quarter of the Company's fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS
 A. There is no established trading market for the stock of the Company.

 B. There were 402 holders of record of the Registrant's common stock as of December 31, 1996.

  C. The Company's dividend history is incorporated by reference to the section entitled "Corporate Information" appearing on page 38 of the Annual Report to Shareholders for the year ended December 31, 1996.

SELECTED CONSOLIDATED FINANCIAL DATA

  The information required by this item is incorporated by reference to the section entitled, "Selected Consolidated Financial Data" appearing on page 29 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

  The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 30 through 36 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated by reference from the information appearing on pages 1 through 28 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The accounting firm of D.R. Maxfield & Company was selected to audit the consolidated financial statements of the Company by the Audit Committee on July 22, 1996 for the year ended December 31, 1996 and on October 16, 1995 for the year ended December 31, 1995. Said firm replaced the previous accounting firm of Homes, Lowry, Horn & Johnson Ltd. who audited the consolidated financial statements for the year ended December 31,1994. The change was not due to disagreement and was reported on Form 8-K on October 20, 1995.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 1997.

ITEM 10. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During the year ended December 31,1996, the building which serves as the Company's headquarters was sold to a limited liability corporation, organized in the state of Virginia. Mr. Manuel V. Fernandez, a beneficial shareholder owning in excess of 5% of the Company's Common Stock, has 50% beneficial ownership of the limited liability corporation. A second shareholder, owning less than 5% of the Company's Common Stock also has 50% beneficial ownership in the limited liability corporation. The building was sold for $1,968,171, net. The sale resulted in a gain of $734,291 for the Company's banking subsidiary which owned the building. The terms of the sale were substantially the same as those prevailing for similar sales within the market area that the building is located. The Company did not finance any portion of the transaction.

  During the year ended December 31, 1996, the Bank sold a piece of foreclosed real estate to another limited liability corporation, organized in the state of Virginia. Mr. Manuel V. Fernandez, a beneficial shareholder owning in excess of 5% of the Company's Common Stock, has 50% beneficial ownership of the limited liability corporation. A second shareholder, owning less than 5% of the Company's Common Stock also has 50% beneficial ownership in the limited liability corporation. The foreclosed property was sold for $960,294, net. The
sale resulted in a consolidated loss of $370,529.   With regulatory approval,
the Bank financed $790,000 of the sales price of the property. The loan was made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

  Additional information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1) FINANCIAL STATEMENTS

  The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 1996 Annual Report to Shareholders as listed below:

                                                                  Page
                                                                  ----
Report of Independent Certified Public Accountants                   1
Consolidated Balance Sheets--December 31, 1996 and 1995              2
Consolidated Statements of Income--
Years Ended December 31, 1996, 1994 and 1993                         3
Consolidated Statements of Changes in Shareholders' Equity--
Years Ended December 31, 1996, 1995 and 1994                         4
Consolidated Statements of Cash Flows--
Years Ended December 31, 1996, 1995 and 1994                       5-6
Notes to Financial Statements                                     7-28


(a)(2) SCHEDULES

  All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) REPORTS ON FORM 8-K
 There were no items reported on Form 8-K during the quarter ended December 31, 1996.

(c)  EXHIBITS

EXHIBIT 3--ARTICLES OF INCORPORATION AND BYLAWS

  Articles of incorporation for United Financial Banking Companies, Inc. as amended are incorporated by reference to Exhibit 3 of Form 10-Q for the period
ended September 30, 1996.   The bylaws for United Financial Banking Companies,
Inc. are incorporated by reference to Exhibit 3 of Form 10-K for December 31, 1990.

EXHIBIT 11--STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
  Earnings per share are computed as expressed in Note 1 to the consolidated financial statements, incorporated by reference to the 1996 Annual Report.

EXHIBIT 13--ANNUAL REPORT TO SECURITY HOLDERS

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March, 1997.
       --        -----

                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)


                                    By:____________/s/_______________________
                                                   ---
                                        Jeffery T. Valcourt, Chairman*


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          /s/                                  Chairman* /Director            3/31/97
--------------------------------------                                        -------
Jeffery T. Valcourt

          /s/                                  President, CEO/Director        3/31/97
--------------------------------------                                        -------
Harold C. Rauner

          /s/                                  Director                       3/31/97
--------------------------------------                                        -------
William J. McCormick, Jr.

          /s/                                  Director                       3/31/97
--------------------------------------                                        -------
Dennis I. Meyer

          /s/                                  Director                       3/31/97
--------------------------------------                                        -------
Edward H. Pechan

          /s/                                  Director                       3/31/97
--------------------------------------                                        -------
Sharon A. Stakes

          /s/                                  Principal Financial Officer    3/31/97
--------------------------------------                                        -------
Lisa M. Porter                                 Principal Accounting Officer


*Pending Regulatory Approval