Form 10QSB
period 1997-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1997-05-14
CIK 714286

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

---
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

                 For the quarterly period ended March 31, 1997.

                                       Or
---
--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from                   to
                               -----------------    ------------------------

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

                          Common Stock $1.00 Par Value
                          2,808,201 Shares Outstanding
                              as of March 31, 1997

   Transitional Small Business Disclosure Format:  Yes       No   X
                                                       -----    -----

                   Notes to Consolidated Financial Statements
                   ------------------------------------------


Note 1 - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Earnings per share are computed using the weighted average number of shares of common stock outstanding as adjusted retroactively to reflect shares issued in connection with stock dividends. The computation includes the effect of average common equivalent shares attributable to stock options and/or stock warrants only if such effect is dilutive. The computation includes the effect of the dividend accrued on the Company's redeemable preferred stock which totaled $27,250 for the first three months ended March 31, 1997 and $- 0- for the same period ended March 31, 1996.

Note 4 - Forward looking statements. This discussion contains forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

                          Part 1. Financial Information

Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income / Results of Operations
       (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                 -------------------------------------------------------
                                                                         1997                               1996
                                                                 --------------------               --------------------
Interest income:
     Interest and fees on loans/leases                                  $    657,226                       $    564,074
     Interest on investment securities                                        35,735                             18,132
     Interest on federal funds sold                                           49,954                             79,247
     Interest on interest-bearing deposits                                     2,936                              6,216
                                                                 --------------------               --------------------
          Total interest income                                              745,851                            667,669
                                                                 --------------------               --------------------

Interest expense:
     Interest on deposits                                                    359,696                            373,048
     Interest on short-term borrowings                                             -                              2,320
                                                                 --------------------               --------------------
          Total interest expense                                             359,696                            375,368
                                                                 --------------------               --------------------
          Net interest income                                                386,155                            292,301
Provision for loan/lease losses                                               31,000                             72,942
                                                                 --------------------               --------------------
         Net interest income after provision
         for loan/lease losses                                               355,155                            219,359
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                          600                             (8,636)
     Loan servicing and other fees                                            20,796                             19,505
     Other income                                                             26,576                             15,917
                                                                 --------------------               --------------------
          Total noninterest income                                            47,972                             26,786
                                                                 --------------------               --------------------
Noninterest expense:
     Salaries                                                                155,993                            173,914
     Employee benefits                                                        34,666                             35,622
     Occupancy                                                                77,663                             32,023
     Furniture and equipment                                                  11,495                             11,273
     Legal                                                                     3,289                             17,690
     FDIC Insurance                                                           24,172                             20,639
     Real estate owned holding expense                                        28,754                             33,478
     Provision for real estate owned losses                                   10,200                                  -
     Other expense                                                            97,284                            119,106
                                                                 --------------------               --------------------
          Total noninterest expense                                          443,516                            443,745
                                                                 --------------------               --------------------
          Income (loss) before income taxes                                  (40,389)                          (197,600)
Provision (credit) for income taxes                                            5,703                              3,041
                                                                 --------------------               --------------------
          Net income (loss)                                            $     (46,092)                      $   (200,641)
                                                                 ====================               ====================
Net income (loss) per share
  of common stock                                                      $       (0.03)                      $      (0.07)
                                                                 ====================               ====================
Weighted average number of
  shares outstanding                                                       2,808,201                          2,808,201
                                                                 ====================               ====================

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition


                                                                          (Unaudited)            (Audited)
                                                                           March 31             December 31
                           Assets                                            1997                   1996
                           ------                                       ---------------        --------------
Cash and due from banks                                                  $  1,680,059          $  4,265,513
Interest-bearing deposits in other banks                                      200,000               300,000
Federal funds sold                                                          6,718,000               898,000
Investment Securities:
     Available-for-sale (AFS)                                               2,388,750             2,095,422
     Held-to-maturity (HTM)                                                   100,000               300,000
Loans and lease financing, net of unearned
income of $29,886 and $67,848                                              30,812,523            30,618,335
     Less:  Allowance for loan/lease losses                                  (567,349)             (584,106)
                                                                       ---------------        --------------
          Net loans and lease financing                                    30,245,174            30,034,229
Real estate owned held for sale, net                                        3,161,044             3,115,080
Premises and equipment, net                                                   156,390               132,712
Other assets                                                                  318,215               460,733
                                                                       ---------------        --------------
        Total assets                                                     $ 44,967,632          $ 41,601,689
                                                                       ===============        ==============
            Liabilities and Stockholders' Equity
            ------------------------------------
Deposits:
     Demand                                                              $  7,931,475          $  7,897,677
     Savings and NOW                                                        2,805,346             2,779,982
     Money market                                                           5,571,831             3,970,348
Time deposits:
    Under $100,000                                                         17,688,113            16,763,355
    $100,000 and over                                                       6,740,574             6,323,212
                                                                       ---------------        --------------
           Total deposits                                                  40,737,339            37,734,574
                                                                       ---------------        --------------
Short-term borrowings                                                               -                     -
Other liabilities                                                             325,743               360,295
                                                                       ---------------        --------------
          Total liabilities                                                41,063,082            38,094,869
                                                                       ---------------        --------------

Redeemable Preferred Stock-Series A                                         1,246,000               768,750

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued
     Common Stock, par value $1; authorized
     3,500,000 shares, issued 2,808,201 shares
     at 3/31/97 and 2,808,201 at 12/31/96                                   2,808,201             2,808,201
     Capital in excess of par value                                        10,487,061            10,514,311
     Retained earnings                                                    (10,630,024)          (10,583,932)
     Unrealized holding gain (loss) - AFS securities                           (6,688)                 (510)
                                                                       ---------------        --------------
          Total stockholders' equity                                        2,658,550             2,738,070
                                                                       ---------------        --------------
        Total liabilities and stockholders' equity                       $ 44,967,632          $ 41,601,689
                                                                       ===============        ==============

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                             Three Months Ended
                                                                               --------------------------------------------
                                                                                  March 31, 1997            March 31, 1996
                                                                               ------------------         -----------------
Cash flows from operating activities:
Net Income                                                                     $         (46,092)         $       (200,641)
Adjustment to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Depreciation & amortization                                                              10,603                    18,205
 Provision for loan/lease losses                                                          31,000                    72,942
 Provision for losses on real estate owned                                                10,200                        --
 Amortization of investment security discount                                             (1,003)                       --
 Amortization of loan fees and discounts                                                  (4,471)                       --
 Net (gain) loss on disposal of equipment                                                     --                    10,620
 Net (gain) loss on sale of other real estate owned                                           --                    12,661
 (Increase) decrease in other assets                                                     142,305                   181,637
 Increase (decrease) in other liabilities                                                (30,051)                  (43,425)
                                                                               ------------------         -----------------
  Net cash provided by (used in) operating activities                                    112,491                    51,999
                                                                               ------------------         -----------------

Cash flows from investing activities:
 Principal collected - non-bank subsidiaries                                              13,892                        --
 Loans and lease originations, net of collections                                       (377,128)                 (857,252)
 Loan fees and discounts deferred                                                         15,761                        --
 Purchases of securities available-for-sale (AFS)                                       (398,503)                 (501,033)
 Investment made in other real estate owned                                              (94,520)               (2,484,123)
 Proceeds received from maturity of AFS securities                                       100,000                        --
 Proceeds received from maturity of HTM securities                                       200,000                        --
 Proceeds from real estate owned                                                         143,856                   276,996
 Purchases of premises and equipment                                                     (34,067)                   (6,335)
                                                                               ------------------         -----------------
  Net cash provided by (used in) investing activities                                   (430,709)               (3,571,747)
                                                                               ------------------         -----------------

Cash flow from financing activities:
 Net increase (decrease) in demand deposits, savings
   accounts, NOW accounts and money market accounts                                    1,674,319                (1,791,101)
 Certificates of deposit sold (matured), net                                           1,328,445                 1,147,036
 Net change in short-term borrowings                                                          --                 2,424,402
 Proceeds from issuance of redeemable preferred stock                                    450,000                        --
                                                                               ------------------         -----------------
  Net cash provided by (used in) financing activities                                  3,452,764                 1,780,337
                                                                               ------------------         -----------------

Net increase (decrease) in cash and cash equivalents                                   3,134,546                (1,739,411)
Cash and cash equivalents at beginning of the year                                     5,463,513                 8,547,687
                                                                               ------------------         -----------------
Cash and cash equivalents at end of the quarter                                        8,598,059                 6,808,276
                                                                               ==================         =================

Supplemental disclosures of cash flow information:
 Cash paid during the years for:
  Interest on deposits and other borrowings                                    $         357,730          $        449,368
  Income taxes                                                                             5,502                     3,041

Non-Cash Items:
 Effect on stockholders' equity of an unrealized gain (loss)
   on debt and equity securities available-for-sale                            $          (6,178)         $        (11,212)
 Increase in foreclosed properties and decrease in loans                       $         110,000          $             --
 Other liabilities - accrued payables (REO)                                    $              --          $        407,458

----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------

                                                            For the Three Month Period Ended
                                                March 31, 1997                           March 31, 1996
-----------------------------------------------------------------------------------------------------------------------
                                         Average                      Yield/        Average                     Yield/
                                         Balance         Interest      Rate         Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------
                ASSETS
Earning assets:
 Loans/Leases:
 Commercial                            $22,373,461       $500,540     9.07%      $17,720,073      $447,256      10.12%
 Real estate construction                1,375,658         31,243     9.21%        2,109,752        39,916       7.59%
 Real estate mortgage                    4,427,509         79,284     7.26%        1,632,445        30,307       7.45%
 Installment                             2,266,970         46,159     8.26%        1,946,027        46,595       9.60%
 Leases                                    364,642              -         -          844,342             -           -
                                    ---------------   ------------              -------------   -----------
    Total loans/leases                  30,808,240        657,226     8.65%       24,252,639       564,074        9.33%
                                    ---------------   ------------              -------------   -----------

Interest-bearing deposits                  206,452          2,936     5.77%          400,542         6,216        6.22%
Federal funds sold                       3,917,346         49,954     5.17%        6,088,250        79,247        5.22%
Investment securities                    2,463,083         35,735     5.88%        1,330,306        18,132        5.47%
                                    ---------------   ------------              -------------   -----------
    Total earning assets                37,395,121        745,851     8.09%       32,071,737       667,669        8.35%
                                                      ============                              ===========

Noninterest-earning assets
 Cash and due from banks                 1,723,761                                 1,747,137
 Other assets                            4,052,326                                10,924,713
 Allowance for loan losses/lease          (578,687)                                 (465,655)
                                    ---------------                             -------------
    Total assets                       $42,592,521                               $44,277,932
                                    ===============                             =============

            LIABILITIES AND
           STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                2,481,104         14,281     2.33%        2,996,284        18,485        2.47%
 Money market accounts                   5,174,226         39,636     3.11%        5,907,445        46,493        3.16%
 Time:
  Under $100,000                        16,730,474        223,815     5.43%       15,970,853       227,590        5.72%
  $100,000 and over                      6,241,450         81,964     5.33%        5,860,994        80,480        5.51%
                                    ---------------   ------------              -------------   -----------
    Total interest-bearing
      deposits                          30,627,254        359,696     4.76%       30,735,576       373,048        4.87%
Short-term borrowings                                           -         -        2,722,649         2,320       11.24% *
                                    ---------------   ------------              -------------   -----------
    Total interest-bearing
      liabilities                       30,627,254        359,696     5.29%       33,458,225       375,368        5.39% *
                                                      ============                              ===========
Non interest-bearing liabilities:
 Demand deposits                         7,699,756                                 6,639,027
 Other liabilities                         341,479                                   594,487
 Redeemable preferred stock              1,236,000                                         -
 Stockholders' equity                    2,688,032                                 3,586,193
                                    ---------------                             -------------
    Total liabilities and
      stockholders' equity             $42,592,521                               $44,277,932
                                    ===============                            =============
Net interest income                                      $386,155                                 $292,301
                                                      ============                              ===========

Net interest margin (1)                                               4.19%                                       3.66%
                                                                     ======                                      ======
Net interest spread (2)                                               2.80%                                       2.96%
                                                                     ======                                      ======
Fees included in loan income                             $  6,401                                 $  5,573
                                                      ============                              ===========
Taxable equivalent adjustment                            $      -                                 $      -
                                                      ============                              ===========




                                                   For the Year Ended
                                                   December 31, 1996
--------------------------------------------------------------------------------
                                         Average                      Yield/
                                         Balance         Interest      Rate
--------------------------------------------------------------------------------
                ASSETS
Earning assets:
 Loans/Leases:
 Commercial                            $19,112,191      $1,860,952    9.74%
 Real estate construction                2,031,003         175,921    8.66%
 Real estate mortgage                    2,762,087         215,294    7.79%
 Installment                             2,497,572         210,729    8.44%
 Leases                                    807,442               -        -
                                    ---------------    ------------
    Total loans/leases                  27,210,295       2,462,896    9.05%
                                    ---------------    ------------

Interest-bearing deposits                  377,217          23,350    6.19%
Federal funds sold                       4,203,072         224,807    5.35%
Investment securities                    1,999,656         117,225    5.86%
                                    ---------------    ------------
    Total earning assets                33,790,240       2,828,278    8.37%
                                                       ============

Noninterest-earning assets
 Cash and due from banks                 1,768,340
 Other assets                            8,678,803
 Allowance for loan losses/lease          (495,103)
                                    ---------------
    Total assets                       $43,742,280
                                    ===============

            LIABILITIES AND
           STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                2,717,904          66,738    2.46%
 Money market accounts                   5,106,331         163,612    3.20%
 Time:
  Under $100,000                        16,569,137         929,006    5.61%
  $100,000 and over                      6,237,825         338,733    5.43%
                                    ---------------    ------------
    Total interest-bearing
      deposits                          30,631,197       1,498,089    4.89%
Short-term borrowings                    1,624,107          64,762   12.82% *
                                    ---------------   -------------
    Total interest-bearing
      liabilities                       32,255,304      $1,562,851    5.29% *
                                                      =============
Non interest-bearing liabilities:
 Demand deposits                         7,543,201
 Other liabilities                         470,137
 Redeemable preferred stock                174,519
 Stockholders' equity                    3,299,119
                                    ---------------
    Total liabilities and
      stockholders' equity             $43,742,280
                                    ===============
Net interest income                                     $1,265,427
                                                      =============

Net interest margin (1)                                               3.74%
                                                                     ======
Net interest spread (2)                                               3.08%
                                                                     ======
Fees included in loan income                            $  119,781
                                                      =============
Taxable equivalent adjustment                           $        -
                                                      =============


    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

* The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest of $74,000 on short-term debt for the three month period ended March 31, 1996, and $144,000 on short-term debt for the year ended December 31, 1996.

(1) Net interest income divided by total earning assets.
(2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Results of Operations for the Three Months Ended March 31, 1997, as Compared
   ----------------------------------------------------------------------------
   to the Three Months Ended March 31, 1996
   ----------------------------------------

General
-------
   The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $46,092 for the three month period ended March 31, 1997. This compares with a loss of $200,641 for the same period of 1996. Earnings (loss) per share were ($.03) for the first three months ended March 31, 1997, compared to ($.07) for the first three months of 1996.

   During the three month period ended March 31, 1997, UFBC's primary subsidiary, The Business Bank (the Bank), increased the Company's earning asset base. As of March 31, 1997, average total earning assets increased $5,323,000 or 16.6% when compared to the comparable period of March 31, 1996 (Consolidated Average Balances table). The increase has favorably contributed to the Company's earnings. However, the Company's real estate owned (REO) which are nonearning assets, and related holding costs continue to hinder the Company's profitability. At March 31, 1997, REO was $3,161,000 or 7.0% of the Company's total assets (Consolidated Balance Sheets). Management continues to focus on REO liquidation and as of March 31, 1997 had REO contracts (both firm and pending) totaling approximately $1,262,000. Although there can be no assurance of settlement, management anticipates that these contracts will close and settle during the second or third quarter of 1997.

Net Interest Income
-------------------
   For the three month period ended March 31, 1997, net interest income increased $94,000 or 32.1% from $292,000 at March 31, 1996 to $386,000 at March
31, 1997. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $6,556,000 or 27.0% from $24,253,000 at March 31, 1996 to $30,808,000 at March 31, 1997. Due to the increased loan volume, interest and fees on loans rose $502,000 or 38.6% as of the three month period ended March 31, 1997 when compared to the comparable period of 1996 which favorably impacted net interest income.

   For the same comparable period, interest income earned on federal funds sold declined $29,000 or 37.0% (Consolidated Statements of Income). The drop resulted from a substantial change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $18,000 or 97.1%. The investment mix and higher yielding securities (Consolidated Average Balances table) contributed to the rise.

   Interest expense on deposits decreased $13,000 or 3.6% at March 31, 1997 when compared to the period ended March 31, 1996. The decline reflects management's continuing efforts to alter the Bank's deposit mix towards more core deposits. As the Bank becomes less dependent on volatile certificates of deposits over $100,000, management has had more freedom to restructure or reduce the rates paid on interest-bearing deposits.

Provision for Loan/Lease Losses
-------------------------------
    During the first three months of 1997, the Bank replenished its allowance by charging $20,000 against earnings compared to $72,942 charged against earnings during the first three months of 1996. The parent company, UFBC, replenished its allowance $11,000 during in the first three months of 1997.

Short-term Borrowings
---------------------
   The Company had no expense for borrowings during the first quarter ended March 31, 1997. Borrowing expense during the first quarter ended March 31, 1996, shown net of $74,000 of capitalized interest, was incurred as the result of financing for the Company's North Ocean City project. Except for one unit which is under contract, the North Ocean City project has concluded activities. All borrowings were either repaid in full or converted to redeemable preferred stock
- series A during the year ended December 31, 1996.

Noninterest Income
------------------
   Total noninterest income increased $21,000 or 79.1% for the three months ended March 31, 1997 compared to the comparable period of 1996. The rise is primarily attributable to increased collection of service fees on deposits during the first three months of 1997 when compared to the first three months of 1996. The loss incurred on the sale of REO during the first quarter ended March 31, 1996 also contributed to the variance between the two periods.

Noninterest Expense
-------------------
   Total noninterest expense was equal for the first three months of 1997 when compared to the same period of 1996. The consistency between the two periods is due principally to the Company's restructuring and management's continuing efforts to curtail expenses even as the Company continues to grow. The Company's restructuring also explains the $18,000 or 10.3% decrease in salary expense during the three month period ended March 31, 1997 when compared to the comparable period ended March 31, 1996.

   For the three month period ended March 31, 1997 as compared to the comparable period of 1995, occupancy expense increased $46,000 or 142.5% due to the rental expense incurred on the space leased for the Bank. The cessation of depreciation expense associated with ownership of the Bank building serves to partially offset the increased expense and also contributed to the $22,000 or 18.3% decline in other expense. The cessation of a consulting arrangement with the Company also contributed to the drop in other expense during the first quarter ended March 31, 1997 when compared to the first quarter ended March 31, 1996.

   Legal expense declined $14,000 or 81.4% during the first three months of 1997. The decline is principally attributable to significantly reduced litigation expense in the parent during the first three months of 1997. During the first three months of 1996, the parent, as plaintiff, incurred substantial litigation expense associated with the subsidiary, Omni Homes, Inc.

Income Taxes
------------
   In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the three months ended March 31, 1997.

B.   Financial Condition as of March 31, 1997
     ----------------------------------------

Assets
------
   Total assets grew $3,366,000 or 8.1% during the first three months of 1997 when compared to the period ended December 31, 1996. The rise in assets is primarily attributable to the Bank's increased volume of federal funds which resulted from increased deposits. Net loans and lease financing increased $211,000 or .07% to $30,245,00 at March 31, 1997 from $30,034,000 at December
31, 1996.

Allowance for Loan/Lease Losses
-------------------------------

   The allowance for loan/lease losses (allowance) represents an amount which management believe will be adequate to absorb potential losses inherent in the loan/lease portfolio. The provision for loan losses represents the charge to earnings during the year to cover potential future losses. The amount charged to expense during the year is dependent upon management's assessment of the adequacy of the allowance. Principal factors in management's evaluation include prior loss experience, changes in the composition and volume of the portfolio, overall portfolio quality, the value of underlying collateral, reviews of portfolio quality by state and federal supervisory authorities, specific problem loans, and current and anticipated economic conditions that may affect a borrower's ability to repay.

   At March 31, 1997 and December 31, 1996, the allowance was $567,000 and $584,000 or 1.8% and 1.9%, respectively, of total loans and leases. Nonperforming loans for the three month period ended March 31, 1997 totaled $114,000, of which $39,000 resided in the Bank and $75,000 in the parent. This compares to a balance of $328,000 at December 31, 1996, of which $308,000 resided in the Bank and $20,000 resided in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 4.97 times at March 31, 1997, compared to a coverage of 1.78 times at year end 1996.

Real Estate Owned and Other Assets
----------------------------------

   REO increased $46,000 or 1.5% during the three month period ended March 31, 1997. The increase is due to a foreclosure upon one residential property by the Bank which was partially offset by the sale one lot also owned by the Bank. At December 31, 1996, other assets included proceeds in transit for the sale of a piece of property. The Company received the proceeds in January 1997 and explains the $143,000 or 30.9% decrease in other assets during the first three months of 1997.

Liabilities
-----------

   Total deposits increased $3,003,000 or 7.8% during the first three months of 1997 when compared to the year ended 1996. During the three months ended March 31, 1997, the deposit mix changed as money market accounts rose $1,602,000 or 40.3% from $3,970,000 at December 31, 1996 to $5,572,000 at March 31, 1997. The
change is part of management's continuing plan to increase core deposits to provide an adequate base for the Bank's growth.

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

   Consolidated average liquid assets were 15.5% of average total assets at March 31, 1997 compared to 17.7% for the same period ended March 31, 1996 and 15.0% at December 31, 1996 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. In order to maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and interest-bearing deposits placed with financial institutions. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio includes both instruments available-for-sale and those held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

   At March 31, 1997, the Bank's investment portfolio consisted of the following:


                                Available-for-Sale  Held-to-Maturity
                                ------------------  ----------------
U.S. Treasury                        2,388,750
U.S. Government Agency                                   100,000
Interest-bearing Deposits                                200,000
(placed with financial institutions)


Redeemable Preferred Stock
--------------------------

 The Company sold an additional 300 shares or $450,000 of Series A Preferred Stock to a director and shareholder of beneficial ownership in excess of 5% during the first three months of 1997. As of March 31,1997, redemption value of the Company's redeemable preferred stock, at September 30, 2001, is projected to be $1,786,000.

Regulatory Agreements and Compliance
------------------------------------

 On August 12, 1993, the Business Bank (Bank), UFBC's main subsidiary, consented to the issuance of a Cease and Desist Order (Order) by the Federal Deposit Insurance Corporation (FDIC) and by the Virginia Commissioner of Financial Institutions. On December 31, 1993, UFBC entered into a written agreement (Agreement) with the Federal Reserve Bank of Richmond and the Commissioner of Financial Institutions, Bureau of Financial Institutions of the Commonwealth of Virginia. The Order and the Agreement address various areas of operation in the Company, most specifically the Bank, and required the Board of Directors and management to complete and to perform several specific directives. The Order and the Agreement also include provisions to monitor the Company's progress toward profitability. As of March 31, 1997, management believes that the Company is in compliance with all terms and provisions of the Order and the Agreement.

Capital Requirements
--------------------

 The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier
II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of March 31, 1997 and 1996.



                                           1997            1996
                                        ----------      ----------
Tier I Capital
        Company                      $   2,665,238   $   3,458,194
        The Business Bank                3,162,619       2,441,778
Total qualifying capital
        Company                      $   4,243,180   $   3,906,729
        The Business Bank                3,548,445       2,828,271
Risk-weighted assets
        Company                      $  31,366,222   $  35,861,437
        The Business Bank               30,714,692      30,919,433
Quarterly average assets
        Company                      $  42,592,521   $  44,277,932
        The Business Bank               41,593,904      39,564,094


                                                                 Required
Risk-based capital ratios:                1997         1996      Minimum
                                         ------       ------     --------
  Tier I capital (Tier I
   capital/risk-weighted assets)
         Company                          8.50%        9.64%       4.00%
         The Business Bank               10.25%        7.90%       4.00%
  Total capital (Total
   capital/risk-weighted assets)
         Company                         13.53%       10.89%       8.00%
         The Business Bank               11.50%        9.15%       8.00%
Leverage ratio (Tier I
 capital/adjusted average assets)
         Company                          6.26%        7.81%      *6.00%
         The Business Bank                7.60%        6.17%      *6.00%


*Minimum required by the Order and Agreement


                          PART II.  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(6) There were no reports and/or exhibits filed on Form 8-K by United Financial Banking Companies, Inc. as of March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNITED FINANCIAL BANKING COMPANIES, INC.



                               By:                         /s/
                                                   ---------------------------
                                                   Harold C. Rauner
                                                   President and CEO



                                                           /s/
                                                   ---------------------------
                                                   Lisa M. Porter
                                                   Chief Financial Officer



Date:         May 12, 1997
     ------------------------------