Form 10QSB
period 1997-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1997-08-14
CIK 714286

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 1997.

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to _________________


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

                          Common Stock $1.00 Par Value
                          2,808,201 Shares Outstanding
                              as of June 30, 1997

   Transitional Small Business Disclosure Format:  Yes            No    X
                                                       ---------     --------

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

Note 3 - Earnings per share are computed using the weighted average number of shares of common stock outstanding as adjusted retroactively to reflect shares issued in connection with stock dividends. The computation includes the effect of average common equivalent shares attributable to stock options and/or stock warrants only if such effect is dilutive. The computation includes the effect of the dividend accrued on the Company's redeemable preferred stock which totaled $57,250 for the first six months ended June 30, 1997 and $-0-for the same period ended June 30, 1996.

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

                        PART 1. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

  UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME / RESULTS MARCH 31, MARCH 31, OF OPERATIONS (UNAUDITED)


                                                           Three Months Ended                  Six Months Ended
                                                                June 30                           June 30
                                                --------------------------------------------------------------------
                                                       1997              1996              1997             1996
                                                --------------------------------------------------------------------
INTEREST INCOME:
     Interest and fees on loans/leases             $  754,618         $  592,546        $1,411,844        $1,156,620
     Interest on investment securities                 45,794             30,072            81,529            48,204
     Interest on federal funds sold                    89,553             70,488           139,507           149,735
     Interest on interest-bearing deposits              3,107              6,111             6,043            12,327
                                                   ----------         ----------        ----------        ----------
          Total interest income                       893,072            699,217         1,638,923         1,366,886
                                                   ----------         ----------        ----------        ----------
INTEREST EXPENSE:
     Interest on deposits                             387,506            381,476           747,202           754,524
     Interest on short-term borrowings                      -             17,681                 -            20,001
                                                   ----------         ----------        ----------        ----------
          Total interest expense                      387,506            399,157           747,202           774,525
                                                   ----------         ----------        ----------        ----------
          Net interest income                         505,566            300,060           891,721           592,361

PROVISION FOR LOAN/LEASE LOSSES                        66,100             41,000            97,100           113,942
                                                   ----------         ----------        ----------        ----------
         Net interest income after provision
         for loan/lease losses                        439,466            259,060           794,621           478,419

NONINTEREST INCOME:
     Gain (loss) on sale of real estate
         owned and other earning assets                28,210             26,655            28,810            18,019
     Loan servicing and other fees                     16,791             20,015            37,587            39,520
     Other income                                      29,382             17,062            55,958            32,979
                                                   ----------         ----------        ----------        ----------
          Total noninterest income                     74,383             63,732           122,355            90,518
                                                   ----------         ----------        ----------        ----------
NONINTEREST EXPENSE:
     Salaries                                         220,867            185,609           376,860           359,523
     Employee benefits                                 31,866             35,624            66,532            71,246
     Occupancy                                         74,318             39,029           151,981            71,052
     Furniture and equipment                           13,843             10,443            25,338            21,716
     Legal                                              8,391             44,394            11,680            62,084
     FDIC Insurance                                    23,027             21,768            47,199            42,407
     Data processing                                   21,918             21,887            46,090            44,469
     Real estate owned holding expense                 21,533             57,716            50,287            91,194
     Provision for real estate owned losses            14,300                  -            24,500                 -
     Other expense                                     62,421            123,033           135,533           196,975
                                                   ----------         ----------        ----------        ----------
          Total noninterest expense                   492,484            539,503           936,000           960,666
                                                   ----------         ----------        ----------        ----------
          Income (loss) before income taxes            21,365           (216,711)          (19,024)         (391,729)
Provision (credit) for income taxes                     4,347              1,862            10,050             4,903
                                                   ----------         ----------        ----------        ----------
          NET INCOME (LOSS)                        $   17,018         $ (218,573)       $  (29,074)       $ (396,632)
                                                   ==========         ==========        ==========        ==========
Net income (loss) per share
  of common stock                                  $        -         $    (0.08)       $    (0.03)       $    (0.14)
                                                   ==========         ==========        ==========        ==========
Weighted average number of
  shares outstanding                                2,808,201          2,802,926         2,808,201         2,808,201
                                                   ==========         ==========        ==========        ==========

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS / FINANCIAL CONDITION




                                                                         (Unaudited)          (Audited)
                                                                           June 30            December 31
                             ASSETS                                         1997                 1996
                             ------                                     -------------        -------------
Cash and due from banks                                                 $  2,060,916          $  4,265,513
Interest-bearing deposits in other banks                                     200,000               300,000
Federal funds sold                                                         3,886,000               898,000
Investment Securities:
     Available-for-sale (AFS)                                              2,497,062             2,095,422
     Held-to-maturity (HTM)                                                1,048,890               300,000
Loans and lease financing, net of unearned
income of $33,603 and $67,848                                             32,554,194            30,618,335
     Less:  Allowance for loan/lease losses                                 (611,286)             (584,106)
                                                                        ------------         -------------
        Net loans and lease financing                                     31,942,908            30,034,229
Real estate owned held for sale, net                                       2,982,985             3,115,080
Premises and equipment, net                                                  178,113               132,712
Other assets                                                                 416,258               460,733
                                                                        ------------         -------------
        Total assets                                                    $ 45,213,132          $ 41,601,689
                                                                        ============         =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        -----------------------------------
Deposits:
     Demand                                                             $  7,668,835          $  7,897,677
     Savings and NOW                                                       2,919,838             2,779,982
     Money market                                                          6,558,419             3,970,348
Time deposits:
     Under $100,000                                                       18,124,579            16,763,355
     $100,000 and over                                                     5,666,857             6,323,212
                                                                        ------------         -------------
        Total deposits                                                    40,938,528            37,734,574
                                                                        ------------         -------------
Short-term borrowings                                                              -                     -
Other liabilities                                                            345,791               360,295
                                                                        ------------         -------------
        Total liabilities                                                 41,284,319            38,094,869
                                                                        ------------         -------------

Redeemable Preferred Stock:
     Series A $-0- par value, authorized 900 shares, 800 shares issued in 1997 and 500 shares in 1996, 10% cumulative
      dividend                                                             1,276,000               768,750

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                            -                     -
     Common Stock, par value $1; authorized
     3,500,000 shares, issued 2,808,201 shares at 6/30/97 and
      12/31/96                                                             2,808,201             2,808,201
     Capital in excess of par value                                       10,457,061            10,514,311
     Retained earnings                                                   (10,613,006)          (10,583,932)
     Unrealized holding gain (loss) - AFS securities                             557                  (510)
                                                                        ------------         -------------
        Total stockholders' equity                                         2,652,813             2,738,070
                                                                        ------------         -------------
        Total liabilities and stockholders' equity                      $ 45,213,132          $ 41,601,689
                                                                        ============         =============


UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          Six  Months Ended
                                                                    ------------------------------
                                                                    June 30, 1997    June 30, 1996
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $   (29,074)     $  (396,632)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                             22,760           35,786
  Provision for loan/lease losses                                         97,100          113,942
  Provision for losses on real estate owned                               24,500                -
  Amortization of investment security discount                            (2,904)         (20,926)
  Amortization of loan fees and discounts                                (16,513)         (15,770)
  Net (gain) loss on sale of other real estate owned                     (28,210)          11,022
  (Increase) decrease in other assets                                     44,476          156,663
  Increase (decrease) in other liabilities                               (10,003)          14,273
                                                                    -------------    -------------
    Net cash provided by (used in) operating activities                  102,132         (101,642)
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected - non-bank subsidiaries                             16,029                -
  Loans and lease originations, net of collections                    (2,207,296)      (3,194,875)
  Purchases of securities available-for-sale (AFS)                    (1,646,559)        (875,939)
  Investment made in other real estate owned                            (443,378)      (3,578,981)
  Proceeds received from maturity of AFS securities                      300,000                -
  Proceeds received from maturity of HTM securities                      200,000                -
  Proceeds from real estate owned                                        776,683        4,414,727
  Purchases of premises and equipment                                    (68,161)          (7,185)
                                                                    -------------    -------------
    Net cash provided by (used in) investing activities               (3,072,682)      (3,242,253)
                                                                    -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, savings
    accounts, NOW accounts and money market accounts                   2,512,759          (41,477)
  Certificates of deposit sold (matured), net                            691,194        1,762,729
  Net change in short-term borrowings                                          -           37,417
  Proceeds from issuance of redeemable preferred stock                   450,000                -
                                                                    -------------    -------------
    Net cash provided by (used in) financing activities                3,653,953        1,758,669
                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents                     683,403       (1,585,226)
Cash and cash equivalents at beginning of the year                     5,463,513        8,547,687
                                                                    -------------    -------------
Cash and cash equivalents at end of the quarter                      $ 6,146,916      $ 6,962,461
                                                                    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest on deposits and other borrowings                        $   770,305      $   895,244
    Income taxes                                                           7,249            5,104

NON-CASH ITEMS:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                 $     1,067      $   (17,341)
  Increase in foreclosed properties and decrease in loans            $   202,000      $         -
  Accrued dividend on preferred stock - series A                     $    57,250      $         -


----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------


                                      For the Six Month Period Ended                                       For the Year Ended
                                             June 30, 1997                  June 30, 1996                  December 31, 1996
---------------------------------------------------------------------------------------------------------------------------------

                                     Average                Yield/    Average               Yield/    Average              Yield/
                                     Balance      Interest   Rate     Balance     Interest   Rate     Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------------------------------


ASSETS
Earning assets:
 Loans/Leases:
 Commercial                         $22,755,402  $ 1,088,878 9.65%  $18,163,480  $  901,584  9.95%  $19,112,191  $1,860,952  9.74%
 Real estate construction             1,391,658       61,063 8.85%    2,067,744      86,176  8.36%    2,031,003     175,921  8.66%
 Real estate mortgage                 4,579,798      168,938 7.44%    1,849,647      72,317  7.84%    2,762,087     215,294  7.79%
 Installment                          2,203,903       92,965 8.51%    2,003,537      96,543  9.66%    2,497,572     210,729  8.44%
 Leases                                 364,642            -    -       844,342           -      -      807,442           -     -
                                    -----------  ----------- ----   -----------  ----------  -----  -----------  ---------- -----
  Total loans/leases                 31,295,403    1,411,844 9.10%   24,928,750   1,156,620  9.30%   27,210,295   2,462,896  9.05%
                                    -----------  ----------- ----   -----------  ----------  -----  -----------  ---------- -----

Interest-bearing deposits               203,226        6,043 6.00%      400,545      12,327  6.17%      377,217      23,350  6.19%
Federal funds sold                    5,046,387      139,507 5.57%    5,659,160     149,735  5.31%    4,203,072     224,807  5.35%
Investment securities                 2,788,923       81,529 5.90%    1,668,954      48,204  5.79%    1,999,656     117,225  5.86%
                                    -----------  ----------- ----   -----------  ----------  -----  -----------  ---------- -----
  Total earning assets               39,333,939    1,638,923 8.40%   32,657,409   1,366,886  8.39%   33,790,240   2,828,278  8.37%
                                                 ===========                     ==========                      ========== =====
Noninterest-earning assets
 Cash and due from banks              1,654,204                       1,678,916                       1,768,340
 Other assets                         4,010,149                      10,536,164                       8,678,803
 Allowance for loan losses/lease       (581,142)                       (471,688)                       (495,103)
                                    -----------                     -----------                     -----------
  Total assets                      $44,417,150                     $44,400,801                     $43,742,280
                                    ===========                     ===========                     ==========
      LIABILITIES AND
   STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts             2,652,529       30,664 2.33%    2,889,965      35,349  2.45%    2,717,904      66,738  2.46%
 Money market accounts                6,141,970       97,946 3.22%    5,287,797      83,474  3.17%    5,106,331     163,612  3.20%
 Time:
 Under $100,000                      17,579,494      456,425 5.40%*  16,490,938     466,552  5.67%   16,569,137     929,006  5.61%
 $100,000 and over                    6,169,229      162,167 5.30%    6,220,486     169,149  5.45%    6,237,825     338,733  5.43%
                                    -----------  ----------- ----   -----------  ----------  -----  -----------  ---------- -----
  Total interest-bearing
   deposits                          32,543,222      747,202 4.72%*  30,889,186     754,524  4.90%   30,631,197   1,498,089  4.89%
 Short-term borrowings                        -            -    -     2,580,485      20,001 12.75%*   1,624,107      64,762 12.82%*

                                    -----------  ----------- ----   -----------  ----------  -----  -----------  ---------- -----

  Total interest-bearing
   liabilities                       32,543,222      747,202 4.72%*  33,469,671     774,525  5.50%*  32,255,304  $1,562,851  5.29%*
                                                 ===========                     ==========                      ==========
Non interest-bearing liabilities:
 Demand deposits                      7,606,982                       6,901,454                       7,543,201
 Other liabilities                      345,214                         531,601                         470,137
 Redeemable preferred stock           1,251,000                               -                         174,519
 Stockholders' equity                 2,670,732                       3,498,075                       3,299,119
                                    -----------                     -----------                     -----------

  Total liabilities and
   stockholders' equity             $44,417,150                     $44,400,801                     $43,742,280
                                    ===========                     ===========                     ===========

 Net interest income                             $   891,721                     $  592,361                      $1,265,427
                                                 ===========                     ==========                      ==========
 Net interest margin (1)                                     4.57%                           3.64%                           3.74%
                                                             ====                           =====                           =====
 Net interest spread (2)                                     3.68%                           2.89%                           3.08
                                                             ====                           =====                           =====
 Fees included in loan income                    $    14,172                    $    82,650                      $  119,781
                                                 ===========                     ==========                      ==========
 Taxable equivalent adjustment                   $         -                    $         -                      $        -
                                                 ===========                     ==========                      ==========

      Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

     * The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest of $14,300 on CODs under $100,000 for the six month period ended June 30, 1997, and $74,000 on short-term debt for the six month period ended June 30, 1996, and $144,000 on short-term debt for the year ended December 31, 1996.

     (1) Net interest income divided by total earning assets.
     (2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Results of Operations for the Six Months Ended June 30, 1997, as Compared
     -------------------------------------------------------------------------
     to the Six Months Ended June 30, 1996
     -------------------------------------

GENERAL
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $29,074 for the six-month period ended June 30, 1997. This compares with a loss of $396,632 for the same period of 1996. Earnings (loss) per share were ($.03) for the first six months ended June 30, 1997, compared to ($.14) for the first six months of 1996.

     During the six-month period ended June 30, 1997, UFBC's primary subsidiary, The Business Bank (the Bank), increased the Company's earning asset base. As of June 30, 1997, average total earning assets increased $6,677,000 or 20.4% when compared to the comparable period of June 30, 1996 (Consolidated Average Balances table). The increase has favorably contributed to the Company's earnings. However, the Company's real estate owned (REO) which are nonearning assets, and related holding costs continue to hinder the Company's profitability. At June 30, 1997, REO was $2,983,000 or 6.6% of the Company's total assets (Consolidated Balance Sheets). Management continues to focus on REO liquidation and as of June 30, 1997 had REO contracts (both firm and pending) totaling approximately $1,060,000. Although there can be no assurance of settlement, management anticipates that these contracts will close and settle during the third quarter of 1997.

NET INTEREST INCOME
-------------------

     For the six-month period ended June 30, 1997, net interest income increased $300,000 or 50.5% from $592,000 at June 30, 1996 to $892,000 at June 30, 1997.
The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $6,367,000 or 20.4% from $24,929,000 at June 30, 1996 to $31,296,000 at June 30, 1997. Due to the increased loan volume, interest and fees on loans rose $272,000 or 19.9% as of the six-month period ended June 30, 1997 when compared to the comparable period of 1996 which favorably impacted net interest income.

     For the same comparable six-month period, interest income earned on federal funds sold declined $10,000 or 6.8% (Consolidated Statements of Income). The drop resulted from a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $33,000 or 69.1%. The investment mix and higher yielding securities (Consolidated Average Balances table) contributed to the rise. The modified investment mix also explains the variances of the three-month period ended June 30, 1997 when compared to the same three-month period ended June 30, 1996.

     Interest expense on deposits decreased $7,000 or 1.0% at June 30, 1997 when compared to the period ended June 30, 1996. The decline reflects management's continuing efforts to alter the Bank's deposit mix toward more core deposits.
At June 30, 1997, capitalized interest totaling $14,300 was netted against interest expense on deposits and also contributed to the decrease. As the Bank becomes less dependent on volatile certificates of deposits more than $100,000, management has had more freedom to restructure or reduce the rates paid on interest-bearing deposits.

SHORT-TERM BORROWINGS
---------------------

     The Company had no expense for borrowings during the first six months of 1997. Borrowing expense during the three month and six month periods ended June 30, 1996, shown net of $144,000 of capitalized interest, was incurred as the result of financing for the Company's North Ocean City project. The North Ocean City project concluded activities in April 1997. All borrowings were either repaid in full or converted to redeemable preferred stock - series A during the year ended December 31, 1996.

PROVISION FOR LOAN/LEASE LOSSES
-------------------------------

      During the first six months of 1997, the Bank replenished its allowance by charging $80,000 against earnings compared to $113,942 charged against earnings during the first six months of 1996. The parent company, UFBC, replenished its allowance $17,100 during in the first six months of 1997.

NONINTEREST INCOME
------------------

     Total noninterest income increased $32,000 or 35.2% for the six months ended June 30, 1997 compared to the comparable period of 1996. The rise is primarily attributable to increased collection of service fees on deposits during the first six months of 1997 when compared to the first six months of 1996. The gain on the sale of REO during the first six months ended June 30, 1997 also contributed to the variance between the two periods.

NONINTEREST EXPENSE
-------------------

     Total noninterest expense decreased $25,000 or 2.6% during the first six months of 1997 when compared to the same period of 1996. The decline is due principally to the Company's restructuring and management's continuing efforts to curtail expenses even as the Company continues to grow.

     For the six-month period ended June 30, 1997 as compared to the comparable period of 1996, occupancy expense increased $81,000 or 113.9% due to the rental expense incurred for the space leased for the Bank. The cessation of depreciation expense associated with ownership of the Bank building serves to partially offset the increased expense and also contributed to the $61,000 or 31.2% decline in other expense. The cessation of a consulting arrangement with the Company also contributed to the drop in other expense during the first six months ended June 30, 1997 when compared to the first six months ended June 30, 1996.

     Legal expense declined $36,000 or 81.1% during the three-month period ended June 30, 1997 and $50,000 or 81.2% during the first six months of 1997 when compared to the comparable periods of 1996. The decline is principally attributable to significantly reduced litigation expense in the parent during the first six months of 1997. During the first six months of 1996, the parent, as plaintiff, incurred substantial litigation expense associated with the subsidiary, Omni Homes, Inc.

INCOME TAXES
------------

     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the six months ended June 30, 1997.

B.   FINANCIAL CONDITION AS OF JUNE 30, 1997
     ---------------------------------------

ASSETS
------
     Total assets grew $3,611,000 or 8.7% during the first six months of 1997 when compared to the period ended December 31, 1996. The rise in assets is primarily attributable to the Bank's increased volume of federal funds which resulted from increased deposits. Net loans and lease financing increased $1,936,000 or 6.3% to $32,554,194 at June 30, 1997 from $30,618,000 at December
31, 1996.

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

     At June 30, 1997 and December 31, 1996, the allowance was $611,000 and
$584,000, respectively, or 1.9% of total loans and leases.   Nonperforming loans
for the six-month period ended June 30, 1997 totaled $105,000, of which $32,000 resided in the Bank and $73,000 in the parent. This compares to a balance of $328,000 at December 31, 1996, of which $308,000 resided in the Bank and $20,000 resided in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 5.82 times at June 30, 1997, compared to a coverage of 1.78 times at year end 1996.

Real Estate Owned, Premises and Equipment, Other Assets
-------------------------------------------------------

     REO decreased $132,000 or 4.2% during the six-month period ended June 30, 1997. The decrease is due to sales. During the first six months of 1997, the Bank installed an ATM and upgraded or changed several pieces of equipment which primarily accounts for the $45,000 or 34.2% rise in Premises and Equipment. At June 30, 1997 and December 31, 1996, other assets included proceeds in transit for REO sales which explains the elevated balance at both dates.

LIABILITIES
-----------

     Total deposits increased $3,204,000 or 8.5% during the first six months of 1997 when compared to the year ended 1996. During the six months ended June 30, 1997, the deposit mix changed as money market accounts rose $2,588,000 or 65.2% from $3,970,000 at December 31, 1996 to $6,558,000 at June 30, 1997. The change is part of management's continuing plan to increase core deposits to provide an adequate base for the Bank's growth.

LIQUIDITY AND INVESTMENT
------------------------

     Since January 1994, operational expenses of UFBC have been provided primarily by liquidation of assets. UFBC's working capital is significantly limited by the inability to receive dividends from the Bank subsidiary. Accordingly, UFBC's ability to meet its short-term obligations continues to depend on the liquidation of REO and loan payments of approximately $21,000 per quarter.

     Consolidated average liquid assets were 21.8% of average total assets at June 30, 1997 compared to 21.1% for the same period ended June 30, 1996 and 19.1% at December 31, 1996 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and interest-bearing deposits placed with financial institutions. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At June 30, 1997, the Bank's investment portfolio consisted of the following:

                                        Available-for-Sale  Held-to-Maturity
                                        ------------------  ----------------
U.S. Treasury                                2,497,062           249,500
U.S. Government Agency                                           799,390
Interest-bearing Deposits                                        200,000
(placed with financial institutions)

REDEEMABLE PREFERRED STOCK
--------------------------

     The Company sold an additional 300 shares or $450,000 of Series A Preferred Stock to a director and shareholder of beneficial ownership in excess of 5% during the first six months of 1997. As of June 30, 1997, redemption value of the Company's redeemable preferred stock, at September 30, 2001, is projected to be $1,786,000.

REGULATORY AGREEMENTS AND COMPLIANCE
------------------------------------

     On June 2, 1997, the State Corporation Commission Bureau of Financial Institutions (SCC) terminated its participation in the Order to Cease and Desist issued by the Federal Deposit Insurance Corporation (FDIC) against the Business Bank (Bank), the primary subsidiary of United Financial Banking Companies, Inc., on August 12, 1993.

     Effective June 3, 1997, the FDIC terminated the Order to Cease and Desist issued against the Bank on August 12, 1993.

     Previously, on May 19, 1997, the Board of Directors of the Bank submitted a resolution to the FDIC and to the SCC. The resolution included the following:

     (1) The Bank will maintain a Tier 1 Leverage Capital ratio of 6.0 percent or more and a Total Risk Based Capital ratio of 8.0 percent or more. In the event that the Tier 1 and/or Total Risk Based Capital ratio falls below the prescribed percentages as calculated on a quarterly calendar period, the Bank agrees to notify the Supervisory Authorities and that within ninety days capital will be increased in an amount sufficient to meet the ratios agreed to herein.
     (2) The Bank Board of Directors and management will develop specific plans of action for each asset adversely classified as of December 31, 1996 in the amount of $200,000 or more.
     (3) The Bank will prepare and submit to Supervisory Authorities a comprehensive budget and earnings forecast for each calendar year.
     (4) The Bank will not pay any cash dividends without written consent from Supervisory Authorities.
     (5) The Bank will not accept, renew or roll over brokered deposits without the prior consent of Supervisory Authorities.
     (6) Quarterly, the Bank will submit progress reports to Supervisory Authorities addressing each provision above.

      On December 31, 1993, UFBC entered into a written agreement (Agreement) with the Federal Reserve Bank of Richmond and the Commissioner of Financial Institutions, Bureau of Financial Institutions of the Commonwealth of Virginia. The Agreement addressed various areas of operation in the Company, most specifically the Bank, and required the Board of Directors and management to complete and to perform several specific directives. The Agreement also includes provisions to monitor the Company's progress toward profitability. As of June 30, 1997, management believes that the Company is in compliance with all terms and provisions of the Agreement.

CAPITAL REQUIREMENTS
--------------------

     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of June 30, 1997 and 1996.

                                                               1997          1996
                                                           ------------  ------------
Tier I Capital
       Company                                             $ 2,652,256   $ 3,268,307
       The Business Bank                                     3,346,094     2,533,415
Total qualifying capital
       Company                                             $ 4,270,756   $ 3,704,230
       The Business Bank                                     3,745,054     2,939,764
Risk-weighted assets
       Company                                             $32,299,043   $34,827,569
       The Business Bank                                    31,916,769    32,507,897
Quarterly average assets
       Company                                             $45,626,581   $44,887,750
       The Business Bank                                    45,409,870    41,194,072

                                                                                 Required
Risk-based capital ratios:                                    1997     1996      Minimum
                                                             -----   --------   ---------
  Tier I Capital (Tier I capital/risk-weighted assets)
       Company                                                8.21%     9.38%      4.00%
       The Business Bank                                     10.48%     7.79%      4.00%
  Total Capital (Total capital/risk-weighted assets)
       Company                                               13.22%    10.64%      8.00%
       The Business Bank                                     11.73%     9.04%      8.00%
Leverage ratio (Tier I capital/adjusted average assets)
       Company                                                5.81%     7.28%      4.00%
       The Business Bank                                      7.49%     6.02%   ***6.00%

***Minimum goal of  the Board Resolution

                          PART II.  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 6, 1997, the shareholders elected William J. McCormick, Jr. to serve as a class 1 director until the 2000 Annual Meeting of Shareholders.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(6) On June 2, 1997, United Financial Banking Companies, Inc. filed notification on Form 8-K that the FDIC terminated the Order to Cease and Desist issued against the Bank on August 12, 1993. The content of the June 2, 1997 8-K is disclosed on pages 10 and 11 (Regulatory Agreements and Compliance) of this filing.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By: /s/ HAROLD C. RAUNER
                                 ------------------------------------
                                 Harold C. Rauner
                                 President and CEO


                                  /s/ LISA M. PORTER
                                 ------------------------------------
                                 Lisa M. Porter
                                 Chief Financial Officer



Date: August 12, 1997
      -----------------