Form 10QSB
period 1997-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1997-11-13
CIK 714286

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                TO
                               --------------    ---------------


                          COMMISSION FILE NO. 0-13395


                   UNITED FINANCIAL BANKING COMPANIES, INC.

A VIRGINIA CORPORATION                             IRS EMPLOYER IDENTIFICATION
                                                          NO. 54-1201253

                  8399 LEESBURG PIKE, VIENNA, VIRGINIA  22182
                          TELEPHONE:  (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     ------

                         COMMON STOCK $1.00 PAR VALUE
                         2,808,201 SHARES OUTSTANDING
                           AS OF SEPTEMBER 30, 1997

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

Note 3 - Earnings per share are computed using the weighted average number of shares of common stock outstanding as adjusted retroactively to reflect shares issued in connection with stock dividends. The computation includes the effect of average common equivalent shares attributable to stock options and/or stock warrants only if such effect is dilutive. The computation includes the effect of the dividend accrued on the Company's redeemable preferred stock which totaled $87,250 for the first nine months ended September 30, 1997 and $-0- for the same period ended September 30, 1996.

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

                         PART 1. FINANCIAL INFORMATION


ITEM 1:    FINANCIAL STATEMENTS

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME / RESULTS OF OPERATIONS
(UNAUDITED)

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30               September 30
                                                              ---------------------       -----------------------
                                                                1997         1996            1997         1996
                                                            ----------   ----------       ----------   ----------
INTEREST INCOME:
     Interest and fees on loans/leases                        $755,007    $ 645,664       $2,166,851   $1,802,284
     Interest on investment securities                          52,514       34,387          134,043       82,591
     Interest on federal funds sold                             75,431       45,829          214,938      195,564
     Interest on interest-bearing deposits                       1,435        5,954            7,478       18,281
                                                            ----------   ----------       ----------   ----------
          Total interest income                                884,387      731,834        2,523,310    2,098,720
                                                            ----------   ----------       ----------   ----------

INTEREST EXPENSE:
     Interest on deposits                                      379,138      369,894        1,126,340    1,124,418
     Interest on short-term borrowings                               -       44,725                -       64,726
     Interest on long-term debt                                      -            -                -            -
          Total interest expense                               379,138      414,619        1,126,340    1,189,144
                                                            ----------   ----------       ----------   ----------
          Net interest income                                  505,249      317,215        1,396,970      909,576

PROVISION FOR LOAN/LEASE LOSSES                                 40,200       32,000          137,300      145,942
                                                            ----------   ----------       ----------   ----------
         Net interest income after provision
         for loan/lease losses                                 465,049      285,215        1,259,670      763,634
NONINTEREST INCOME:
     Gain (loss) on sale of real estate
         owned and other earning assets                            477       28,222           29,287       46,241
     Loan servicing and other fees                              18,770       19,774           56,357       59,294
     Other income                                               28,092       52,010           84,050       84,989
          Total noninterest income                              47,339      100,006          169,694      190,524
                                                            ----------   ----------       ----------   ----------
NONINTEREST EXPENSE:
     Salaries                                                  190,951      203,431          567,811      562,954
     Employee benefits                                          32,911       37,154           99,443      108,400
     Occupancy                                                  71,868       32,544          223,849      103,596
     Furniture and equipment                                    18,119       12,273           43,457       33,989
     Legal                                                       6,148       27,401           17,828       89,485
     FDIC Insurance                                              4,198       21,280           51,397       63,687
     Data processing                                            24,470       22,816           70,560       67,285
     Real estate owned holding expense                          10,570       45,343           60,857      136,537
     Provision for real estate owned losses                     49,400       12,257           73,900       12,257
     Other expense                                              56,733      113,627          192,266      310,602
          Total noninterest expense                            465,368      528,126        1,401,368    1,488,792
                                                            ----------   ----------       ----------   ----------
          Income (loss) before income taxes                     47,020     (142,905)          27,996     (534,634)
Provision (credit) for income taxes                              4,938         (464)          14,988        4,439
                                                            ----------   ----------       ----------   ----------
          NET INCOME (LOSS)                                   $ 42,082    $(142,441)      $   13,008   $ (539,073)
                                                            ==========   ==========       ==========   ==========
Net income (loss) per share
  of common stock                                             $      -    $   (0.05)      $    (0.03)  $    (0.19)
                                                            ==========   ==========       ==========   ==========
Weighted average number of
  shares outstanding                                         2,808,201    2,808,201        2,808,201    2,808,201
                                                            ==========   ==========       ==========   ==========

                                       3

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS / FINANCIAL CONDITION

                                                                         (Unaudited)       (Audited)
                                                                         September 30     December 31
                                ASSETS                                       1997            1996
                                ------                                   ------------    ------------
Cash and due from banks                                                  $  2,058,910    $  4,265,513
Interest-bearing deposits in other banks                                      100,000         300,000
Federal funds sold                                                          2,558,000         898,000
Investment Securities:
     Available-for-sale (AFS)                                               2,439,750       2,095,422
     Held-to-maturity (HTM)                                                 1,279,717         300,000
Loans and lease financing, net of unearned
income of $42,493 and $57,635                                              34,532,648      30,618,335
     Less:  Allowance for loan/lease losses                                  (660,340        (584,106)

          Net loans and lease financing                                    33,872,308      30,034,229
Real estate owned held for sale, net                                        2,595,178       3,115,080
Premises and equipment, net                                                   176,984         132,712
Other assets                                                                  332,125         460,733

        Total assets                                                     $ 45,412,972    $ 41,601,689
                                                                         ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits:
     Demand                                                              $  7,944,125    $  7,897,677
     Savings and NOW                                                        2,170,316       2,779,982
     Money market                                                           8,172,015       3,970,348
Time deposits:
    Under $100,000                                                         17,477,476      16,763,355
    $100,000 and over                                                       5,317,999       6,323,212

           Total deposits                                                  41,081,931      37,734,574


Other liabilities                                                             358,571         360,295
          Total liabilities                                                41,440,502      38,094,869


Redeemable Preferred Stock:
      Series A $-0- par value, authorized 900 shares, 800 shares
      issued in 1997 and 500 shares in 1996, 10% cumulative dividend        1,306,000         768,750

Stockholders' Equity:
     Preferred stock of no par value, authorized                                    -               -
     5,000,000 shares, no shares issued
     Common Stock, par value $1; authorized
     3,500,000 shares, issued 2,808,201 shares at 9/30/97 and 12/31/96      2,808,201       2,808,201
     Capital in excess of par value                                        10,427,061      10,514,311
     Retained earnings                                                    (10,570,924)    (10,583,932)
     Unrealized holding gain (loss) - AFS securities                            2,132            (510)

          Total stockholders' equity                                        2,666,470       2,738,070

        Total liabilities and stockholders' equity                        $45,412,972     $41,601,689
                                                                          ===========     ===========

    UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                                                        Nine  Months Ended
                                                                             -------------------------------------
                                                                             September 30, 1997 September 30, 1996
                                                                             ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                           $   13,008        $  (539,073)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                            36,275             53,813
  Provision for loan/lease losses                                                       137,300            145,942
  Provision for losses on real estate owned                                              73,900             12,257
  Amortization of investment security discount                                           (4,946)           (10,551)
  Amortization of loan fees and discounts, net                                          (10,423)           (20,833)
  Net (gain) loss on sale of other real estate owned                                    (28,687)             5,431
  Amortization of capitalized interest                                                  (38,400)                 -
  (Increase) decrease in other assets                                                   128,610            133,987
  Increase (decrease) in other liabilities                                                2,777            (11,817)
                                                                             ------------------ ------------------
    Net cash provided by (used in) operating activities                                 309,414           (230,844)
                                                                             ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected - non-bank subsidiaries                                            46,343             36,803
  Loans and lease originations, net of collections                                   (4,213,300)        (5,958,329)
  Purchases of  investment securities                                                (2,036,582)        (1,086,223)
  Purchases of securities held-to-maturity (HTM)                                              -                  -
  Investment made in other real estate owned                                         (1,147,371)        (4,693,304)
  Proceeds received from sale of AFS securities                                               -                  -
  Proceeds received from maturity of investment securities                              720,125                  -
  Proceeds from real estate owned                                                     1,857,960          7,821,564
  Purchases of premises and equipment                                                   (80,547)           (18,518)
                                                                             ------------------ ------------------
    Net cash provided by (used in) investing activities                              (4,853,372)        (3,898,007)
                                                                             ------------------ ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                3,652,122          1,050,736
  Certificates of deposit sold (matured), net                                          (304,767)         1,165,873
  Net change in short-term borrowings                                                         -           (888,544)
  Proceeds from issuance of redeemable preferred stock                                  450,000                  -
                                                                             ------------------ ------------------
    Net cash provided by (used in) financing activities                               3,797,355          1,328,065
                                                                             ------------------ ------------------

Net increase (decrease) in cash and cash equivalents                                   (746,603)        (2,800,786)
Cash and cash equivalents at beginning of the year                                    5,463,513          8,547,687
                                                                             ------------------ ------------------
Cash and cash equivalents at end of the quarter                                      $4,716,910        $ 5,746,901
                                                                             ================== ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
    Interest on deposits and other borrowings                                        $1,174,729        $ 1,333,078
    Income taxes                                                                         14,786              7,852

NON-CASH ITEMS:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                                 $    2,642        $   (16,422)
  Increase in foreclosed properties and decrease in loans                            $  202,000        $   513,740
   Accrued dividend on preferred stock - series A                                    $   87,250        $         -


====================================================
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
====================================================


                                              For the Nine Month Period Ended                             For the Year Ended
                                   September 30, 1997                 September 30, 1996                    December 31, 1996
                             ------------------------------     -------------------------------    ------------------------------
                             Average                  Yield/    Average                  Yield/    Average                   Yield/
                             Balance      Interest    Rate      Balance      Interest    Rate      Balance       Interest    Rate
                             -----------  ----------  -----     -----------  ----------   -----    -----------  ----------  -----
        ASSETS
Earning assets:
 Loans/Leases:
  Commercial                 $23,247,823  $1,653,785   9.51%    $18,650,633  $1,381,201    9.87%   $19,112,191  $1,860,952   9.74%
  Real estate
  construction                 1,404,585      99,550   9.48%      2,141,589     136,080    8.46%     2,031,003     175,921   8.66%
  Real estate
  mortgage                     4,867,230     273,933   7.52%      2,295,079     134,394    7.80%     2,762,087     215,294   7.79%
  Installment                  2,039,896     139,584   9.15%      2,339,741     150,609    8.57%     2,497,572     210,729   8.44%
  Leases                         364,650           -      -         844,342           -       -        807,442           -      -
                             -----------  ----------            -----------  ----------            -----------  ----------
  Total
  loans/leases                31,924,184   2,166,852   9.07%     26,271,384   1,802,284    9.14%    27,210,295   2,462,896   9.05%
                             -----------  ----------            -----------  ----------            -----------  ----------
  Interest-bearing
  deposits                       168,817       7,478   5.92%        400,382      18,281    6.08%       377,217      23,350   6.19%
  Federal funds sold           5,140,719     214,938   5.59%      4,832,694     195,564    5.39%     4,203,072     224,807   5.35%
  Investment
  securities                   3,041,805     134,043   5.89%      1,883,164      82,591    5.84%     1,999,656     117,225   5.86%
                             -----------  ----------            -----------  ----------            -----------  ----------
  Total earning
  assets                      40,275,525   2,523,311   8.38%     33,387,624   2,098,720    8.37%    33,790,240   2,828,278   8.37%
                                          ==========                         ==========                         ==========
  Noninterest-earning
 assets
  Cash and due from
  banks                        1,649,151                          1,699,775                          1,768,340
  Other assets                 3,886,394                          9,556,828                          8,678,803
  Allowance for loan
  losses/lease                  (597,800)                          (480,614)                          (495,103)
                             -----------                        -----------                        -----------
        Total assets         $45,213,270                        $44,163,613                        $43,742,280
                             ===========                        ===========                        ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY

  Interest-bearing
 liabilities:
  Interest-bearing
 deposits:
  Savings and NOW
  accounts                     2,679,163      46,838   2.34%      2,807,815      50,410    2.39%     2,717,904      66,738   2.46%
  Money market
  accounts                     6,657,654     164,398   3.30%      5,316,349     126,427    3.17%     5,106,331     163,612   3.20%
  Time:
  Under $100,000              17,680,083     674,214   5.39%*    16,546,010     699,004    5.63%    16,569,137     929,006   5.61%
  $100,000 and
  over                         6,052,609     240,891   5.32%      6,109,765     248,577    5.42%     6,237,825     338,733   5.43%
                             -----------  ----------            -----------  ----------            -----------  ----------
  Total
  interest-bearing
  deposits                    33,069,509   1,126,341   4.71%*    30,779,939   1,124,418    4.87%    30,631,197   1,498,089   4.89%
  Short-term
  borrowings                           -           -      -       2,111,339      64,726   13.17%*     1,624,107      64,762 12.82%*
                             -----------  ----------            -----------  ----------            -----------  ----------
  Total
  interest-bearing
  liabilities                 33,069,509   1,126,341   4.71%*    32,891,278   1,189,144   5.40%*    32,255,304  $1,562,851   5.29%*
                                          ==========                         ==========                         ==========
  Non
  interest-bearing
 liabilities:
  Demand deposits              7,850,006                          7,369,765                          7,543,201
  Other
  liabilities                    360,691                            507,994                            470,137
  Redeemable
  preferred stock              1,266,000                                  -                            174,519
  Stockholders'
  equity                       2,667,064                          3,394,576                          3,299,119
                             -----------                        -----------                        -----------
  Total
  liabilities and
  stockholders'
  equity                     $45,213,270                        $44,163,613                        $43,742,280
                             ===========                        ===========                        ===========
  Net interest
  income                                  $1,396,970                           $909,576                          1,265,427
                                          ==========                         ==========                         ==========
  Net interest
  margin (1)                                           4.64%                               3.63%                             3.74%
                                                      =====                               =====                             =====
  Net interest
  spread (2)                                           3.66%                               2.97%                             3.08%
                                                      =====                               =====                             =====
  Fees included
  in loan income                          $    1,023                           $111,658                            119,781
                                          ==========                         ==========                         ==========
  Taxable
  equivalent
  adjustment                              $        -                         $        -                         $        -
                                          ==========                         ==========                         ==========


    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

* The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest of $38,400 on CODs under $100,000 for the nine month period ended September 30, 1997, and $144,000 on short-term debt for the nine month period ended September 30, 1996, and $144,000 on short-term debt for the year ended December 31, 1996.

(1) Net interest income divided by total earning assets.
(2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997, AS
     ---------------------------------------------------------------------
     COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996
     ---------------------------------------------------

GENERAL
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported net income of $13,008 for the nine-month period ended September 30, 1997. This compares with a net loss of $539,073 for the same period of 1996. Earnings
(loss) per share were ($.03) for the first nine months ended September 30, 1997, compared to ($.19) for the first nine months of 1996.

     During the nine-month period ended September 30, 1997, UFBC's primary subsidiary, The Business Bank (the Bank), increased the Company's earning asset base. As of September 30, 1997, average total earning assets increased $6,888,000 or 20.6% when compared to the comparable period of September 30, 1996 (Consolidated Average Balances table). The increase has favorably contributed to the Company's earnings. The Company's real estate owned (REO) which are nonearning assets, and related holding costs continue to hinder the Company's profitability. At September 30, 1997, REO was $2,595,000 or 5.7% of the Company's total assets (Consolidated Balance Sheets). However, the REO hindrance has been diminished by the Company's liquidation or sale of several large pieces of property over the past three years. In addition to focusing on deposit and loan growth, management continues to prioritize the liquidation of REO and as of September 30, 1997 had REO contracts (both firm and pending) totaling approximately $790,000. Although there can be no assurance of settlement, management anticipates that these contracts will close and settle during the fourth quarter of 1997 and the first quarter of 1998.

NET INTEREST INCOME
-------------------
     For the nine-month period ended September 30, 1997, net interest income increased $487,000 or 53.6% from $910,000 at September 30, 1996 to $1,397,000 at
September 30, 1997. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $5,653,000 or 21.5% from $26,271,000 at September 30, 1996 to $31,924,000 at September 30, 1997. Due to
the increased loan volume, interest and fees on loans rose $365,000 or 20.2% as of the nine-month period ended September 30, 1997 when compared to the comparable period of 1996 which favorably impacted net interest income.

     For the same comparable nine-month period, interest income earned on federal funds sold increased $19,000 or 9.9% (Consolidated Statements of Income). The increase resulted from a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $51,000 or 62.3%. The investment mix and higher yielding securities (Consolidated Average Balances table) contributed to the rise. The modified investment mix also explains the variances of the three-month period ended September 30, 1997 when compared to the same three-month period ended September 30, 1996.

     Interest expense on deposits increased $2,000 or .17% at September 30, 1997 when compared to the period ended September 30, 1996. The modest increase reflects management's continuing efforts to alter the Bank's deposit mix toward more core deposits. At September 30, 1997, capitalized interest totaling $38,400 was netted against interest expense on deposits and also contributed to the modest increase. As the Bank becomes less dependent on volatile certificates of deposits more than $100,000, management has had more freedom to restructure or reduce the rates paid on interest-bearing deposits.

SHORT-TERM BORROWINGS
---------------------
     The Company had no expense for borrowings during the first nine months of 1997. Borrowing expense during the three month and nine month periods ended September 30, 1996, shown net of $144,000 of capitalized interest, was incurred as the result of financing for the Company's North Ocean City project. The North Ocean City project concluded activities in April 1997. All borrowings were either repaid in full or converted to redeemable preferred stock - series A during the year ended December 31, 1996.

PROVISION FOR LOAN/LEASE LOSSES
-------------------------------
      During the first nine months of 1997, the Bank funded its allowance by charging $120,200 against earnings compared to $145,942 charged against earnings during the first nine months of 1996. The parent company, UFBC, replenished its allowance $17,100 during in the first nine months of 1997.

NONINTEREST INCOME
------------------
     Total noninterest income decreased $21,000 or 10.9% for the nine months ended September 30, 1997 compared to the comparable period of 1996. The decline is primarily attributable to the gain on the sale of REO from the North Ocean City project which occurred during 1996. The 1996 REO gain also contributed to the variance between the comparable three month periods ended September 30, 1996 and 1997. Income from a forfeited REO deposit of $22,000 in September 1996 explains the other income variance between the three month periods ended September 30, 1996 and 1997.

NONINTEREST EXPENSE
-------------------
     Total noninterest expense decreased $87,000 or 5.9% during the first nine months of 1997 when compared to the same period of 1996. The decline is due principally to the Company's restructuring and management's continuing efforts to curtail expenses even as the Company continues to grow.

     For the nine-month period ended September 30, 1997 as compared to the comparable period of 1996, occupancy expense increased $120,000 or 116.1% due to the rental expense incurred for the space leased for the Bank. The cessation of depreciation expense associated with ownership of the Bank building serves to partially offset the increased expense. The cessation of a consulting arrangement with the Company in January 1997 primarily explains the drop in other expense for the first nine months ended September 30, 1997 when compared to the first nine months ended September 30, 1996. Consulting expense totaled $7,900 for the first nine months ended September 30, 1997 compared to $95,000 for the comparable period of 1996.

     Legal expense declined $21,000 or 77.7% during the three-month period ended September 30, 1997 and $72,000 or 80.1% during the first nine months of 1997 when compared to the comparable periods of 1996. The decline is principally attributable to significantly reduced litigation expense in the parent during the first nine months of 1997. During the first nine months of 1996, the parent, as plaintiff, incurred substantial litigation expense associated with the subsidiary, Omni Homes, Inc.

     Expense for the Bank's FDIC insurance decreased $17,000 or 80.2% during the three month period ended September 30, 1997 when compared to the comparable period ended September 30, 1996. The decline is attributable to the improved risk rating assessed by the FDIC.

     The provision for REO increased $62,000 or 502.9% for the first nine months of 1997 compared to the comparable period of 1996. The rise is due partially to management's efforts to liquidate the Company's REO in an expeditious manner. Though FASB 34 requires interest to be capitalized on REO that is being developed, the Company chooses to write-down REO in an equivalent amount. These write-downs total $38,400 for 1997 and significantly contributed to the REO provision increase when comparing the first nine month periods ended September 30, 1997 and 1996. REO holding expense decreased 76,000 or 55.4% for the first nine months of 1997 when compared to the first nine months of 1996. The Company's liquidation of several large pieces of property during 1996 and 1997, which eliminated the related holding costs, explains the drop.


INCOME TAXES
------------
     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the six months ended September 30, 1997.

B.   FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997
     --------------------------------------------

ASSETS
------
     Total assets grew $3,811,000 or 9.2% during the first nine months of 1997 when compared to the period ended December 31, 1996. The rise in assets is primarily attributable to the Bank's increased volume of loans. Net loans and lease financing increased $3,914,000 or 12.8% to $34,533,000 at September 30, 1997 from $30,618,000 at December 31, 1996.

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

     At September 30, 1997 and December 31, 1996, the allowance was $660,000 and
$584,000, respectively, or 1.9% of total loans and leases.   Nonperforming loans
for the nine-month period ended September 30, 1997 totaled $315,000 of which $244,000 resided in the Bank and $71,000 in the parent. This compares to a balance of $328,000 at December 31, 1996, of which $308,000 resided in the Bank and $20,000 resided in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 4.77 times at September 30, 1997, compared to a coverage of 1.78 times at year end 1996.

Real Estate Owned, Premises and Equipment, Other Assets
-------------------------------------------------------
     REO decreased $520,000 or 16.7% during the nine-month period ended September 30, 1997. The decrease is primarily due to sales. During the first nine months of 1997, the Bank installed an ATM and upgraded or changed several pieces of equipment which primarily accounts for the $44,000 or 33.4% rise in premises and equipment. At September 30, 1997 and December 31, 1996, other assets included proceeds in transit for REO sales and explains the elevated balance at both dates.

LIABILITIES
-----------
     Total deposits increased $3,347,000 or 8.8% during the first nine months of 1997 when compared to the year ended 1996. During the nine months ended September 30, 1997, the deposit mix changed as money market accounts rose $4,202,000 or 105.8% from $3,970,000 at December 31, 1996 to $8,172,000 at
September 30, 1997. The change is part of management's continuing plan to increase core deposits to provide an adequate base for the Bank's growth.

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

     Consolidated average liquid assets were 22.1% of average total assets at September 30, 1997 compared to 20.0% for the same period ended September 30, 1996 and 19.1% at December 31, 1996 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and interest-bearing deposits placed with financial institutions. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 1997, the Bank's investment portfolio consisted of the following:

                                        Available-for-Sale  Held-to-Maturity
                                        ------------------  ----------------
U.S. Treasury                                    2,439,750           249,500
U.S. Government Agency                                             1,030,217
Interest-bearing Deposits                                            100,000
(placed with financial institutions)

REDEEMABLE PREFERRED STOCK
--------------------------
     The Company sold an additional 300 shares or $450,000 of Series A Preferred Stock to a director and shareholder of beneficial ownership in excess of 5% during the first nine months of 1997. As of September 30, 1997, redemption value of the Company's preferred stock series A at September 30, 2001 is projected to be $1,786,000.

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

      On December 31, 1993, UFBC entered into a written agreement (Agreement) with the Federal Reserve Bank of Richmond and the Commissioner of Financial Institutions, Bureau of Financial Institutions of the Commonwealth of Virginia. The Agreement addressed various areas of operation in the Company, most specifically the Bank, and required the Board of Directors and management to complete and to perform several specific directives. The Agreement also includes provisions to monitor the Company's progress toward profitability. As of September 30, 1997, management believes that the Company is in compliance with all terms and provisions of the Agreement.

CAPITAL REQUIREMENTS
--------------------
     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of September 30, 1997 and 1996.

                                                                         1997          1996
                                                                     ------------  ------------
Tier I Capital
       Company                                                       $ 2,664,338   $ 3,125,866
       The Business Bank                                               3,512,253     2,553,369
Total qualifying capital
       Company                                                       $ 4,104,706   $ 3,553,833
       The Business Bank                                               3,902,091     2,968,896
Risk-weighted assets
       Company                                                       $31,380,675   $34,149,778
       The Business Bank                                              30,952,736    33,242,161
Quarterly average assets
       Company                                                       $46,677,186   $43,813,864
       The Business Bank                                              46,172,692    41,438,626


                                                                                      Required
                                                             1997         1996         Minimum
                                                         -----------   -----------   -----------
Risk-based capital ratios:
Tier I Capital (Tier I capital/risk-weighted assets)
       Company                                                8.49%         9.15%         4.00%
       The Business Bank                                     11.35%         7.68%         4.00%
  Total Capital (Total capital/risk-weighted assets)
       Company                                               13.08%        10.41%         8.00%
       The Business Bank                                     12.61%         8.93%         8.00%
Leverage ratio (Tier I capital/adjusted average assets)
       Company                                                5.71%         7.13%         4.00%
       The Business Bank                                      7.61%         6.00%      ***6.00%

***Minimum goal of  the Board Resolution


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


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By: /s/ HAROLD C. RAUNER
                                 -----------------------------------------------
                                 Harold C. Rauner
                                 President and CEO



                                  /s/ LISA M. PORTER
                                 -----------------------------------------------
                                 Lisa M. Porter
                                 Chief Financial Officer



Date: November 11, 1997
     --------------------