Form 10KSB
period 1997-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1998-03-27
CIK 714286

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.

                                  FORM 10-KSB

               annual report pursuant to section 13 or 15(d) of

                      the securities exchange act of 1934

 For the Fiscal Year Ended December 31, 1997   Commission File Number 0-13395

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

                              TITLE OF EACH CLASS
                         Common Stock, $1.00 par value

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

  Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---------

  For the year ended December 31, 1997, United Financial Banking Companies, Inc. reported net income of $16,299.

  The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,209,715 as of March 1, 1998.

  As of March 1, 1998, the registrant had 561,640 shares of outstanding common stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Selected information from the Company's 1997 Proxy Statement for the Annual Meeting to be held June 5, 1998 is incorporated by reference into Part III of this report, and information from the 1997 Annual Report to Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Parts I, II and III of this report.

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

  As of December 31, 1997, the Company had consolidated total assets of $48,074,006, total deposits of $43,761,761, total loans of $38,084,861 and total stockholders' equity of $2,639,999.

 On March 1, 1998, the Company and its subsidiaries employed 21 full-time employees.

THE BANK

  The Bank, UFBC's primary subsidiary, is a state banking association engaging in a general commercial banking business and specializing in offering banking services to business and professional customers. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts; business and commercial loans; and processing of collections. The Bank is a Federally insured state non-member bank and its deposits are insured up to $100,000 by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC).

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

  The deposits of UFBC's subsidiary bank are insured by, and therefore the subsidiary bank is subject to the regulations of the FDIC, and is also subject to regulation and examination by the State of Virginia. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to UFBC by its banking subsidiary are discussed in
Note 10 to the consolidated financial statements.

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

SUPERVISORY AGREEMENTS

  UFBC entered into a formal agreement with the Federal Reserve Bank of Richmond and the Virginia Commissioner of Financial Institutions (SCC) on December 31, 1993. On August 12, 1993, The Business Bank consented to the issuance of a Cease and Desist Order (Order) by the FDIC and the Virginia Commissioner of Financial Institutions. On June 2, 1997, the SCC terminated its participation in the Order issued by the FDIC and the Written Agreement issued by the Federal Reserve. Effective June 3, 1997, the FDIC terminated the Order issued against the Bank. As of November 26, 1997, the Federal Reserve Bank terminated the Written Agreement with UFBC. The Order and Agreement are discussed in further detail in Note 10 to the consolidated financial statements.

ENFORCEMENT ACTIONS AND ADMINISTRATIVE SANCTIONS

  Failure to comply with applicable laws and regulations could subject UFBC, its subsidiary bank and their officers, directors and other institution-affiliated parties to administrative sanctions and potentially substantial civil money penalties.

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

CAPITAL REQUIREMENTS

  Under the prompt corrective action provisions of the Federal Deposit Insurance Act of 1991 ("FDIA") federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized ."

  Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lower capital category. The Bank meets the criteria of a well capitalized institution.

  A depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be acceptable unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

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

BROKERED DEPOSITS

  FDIC regulations prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 1997, the Company had no brokered deposits.

FDIC INSURANCE ASSESSMENTS

  The bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. An insured institution is assessed at rates depending on its capital and supervisory classifications, as assigned by its primary federal regulator. As a result of the bank insurance fund ("BIF"), which insures the Bank's deposits, reaching the mandated level of reserves, the range of deposit premium rates was reduced in the first half of 1996 to a range of .00 percent to .27 percent.

CONSERVATORSHIP AND RECEIVERSHIP POWERS OF FEDERAL BANKING AGENCIES

  The authority of the federal banking regulators to place depository institutions includes, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF of the FDIC, such as liquidation.

  The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and shareholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

  Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Company cannot determine the ultimate effect that recent legislation and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or results of operations.


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

BANK SUBSIDIARIES
UFBC, INC.

  UFBC, Inc. was incorporated June 19, 1984 for the purpose of holding real estate and various equipment lease assets. At December 31, 1997 UFBC, Inc. held one leveraged lease asset.

ITEM 2. PROPERTIES

  The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182. The Bank currently has no branches. The Company was consolidated into the main office location in May 1995. The Bank's Operations Center was formerly located at 8351 Leesburg Pike under a lease which expires in June 2000 and for which the Bank remains liable through June 2000. Rental expense for 1995 under the lease totaled $61,293 and increases 3.0% per year for the remainder of the lease. One hundred percent of the former Operations Center space is sublet through the end of the lease term.

  On December 30, 1996, the Bank sold the building it occupies and the surrounding land for $1,968,171, net to an entity in which a holder of more than 5% of the Company's Common Stock has an interest. The transaction resulted in a gain of $734,291. The Bank then entered into a one year lease to rent the building sold. As of December 31, 1996, the Bank's minimum obligation for the lease totaled $187,820. The lease terms include three options for renewal and a right of first offer. Subsequent to December 31, 1996, the Bank chose to exercise the first option, a nine year extension, after significant analysis of alternative bank sites. As of December 31, 1997, the future minimum lease payments for the Bank lease, including the option period, totaled $1,875,258. Further information regarding this transaction is discussed in Part III, item 12 of this report.

  Management believes that the Company's current facilities adequate for operating in the normal course of business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a Special Meeting of Stockholders held on December 22, 1997, stockholders approved an amendment to the Articles of Incorporation of UFBC effecting a one-for-five reverse split of the outstanding shares of the Company's common stock. The amendment became effective December 31, 1997 and each five shares of common stock were combined and converted into one share of common stock. Stockholders will receive cash in lieu of any fractional shares resulting from the reverse split.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

 A. There is no established trading market for the stock of the Company.

 B. There were 408 holders of record of the Registrant's common stock as of December 31, 1997.

  C. The Company's dividend history is incorporated by reference to the section entitled "Corporate Information" appearing on page 38 of the Annual Report to Shareholders for the year ended December 31, 1997.

SELECTED CONSOLIDATED FINANCIAL DATA

  The information required by this item is incorporated by reference to the section entitled, "Selected Consolidated Financial Data" appearing on page 29 of the Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

  The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 30 through 36 of the Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated by reference from the information appearing on pages 1 through 28 of the Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 5, 1998.

ITEM 10. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 5, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 5, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 5, 1998.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
(A)(1) FINANCIAL STATEMENTS

  The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 1997 Annual Report to Shareholders as listed below:

                                                                Page
                                                                ----
Report of Independent Certified Public Accountants                 1
Consolidated Balance Sheets--December 31, 1997 and 1996            2
Consolidated Statements of Income--
Years Ended December 31, 1997, 1996 and 1995                       3
Consolidated Statements of Changes in Shareholders' Equity--
Years Ended December 31, 1997, 1996 and 1995                       4
Consolidated Statements of Cash Flows--
Years Ended December 31, 1997, 1996 and 1995                     5-6
Notes to Financial Statements                                   7-28

(A)(2) SCHEDULES

  All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(B) REPORTS ON FORM 8-K

 There were no items reported on Form 8-K during the quarter ended December 31, 1997.

(C)  EXHIBITS

EXHIBIT 3--ARTICLES OF INCORPORATION AND BYLAWS

  Articles of incorporation for United Financial Banking Companies, Inc. as
amended December 31, 1997 are attached as exhibit 3.   The bylaws for United
Financial Banking Companies, Inc. are incorporated by reference to Exhibit 3 of Form 10-K for December 31, 1990.

EXHIBIT 11--STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

  Earnings per share are computed as expressed in Note 1 to the consolidated financial statements, incorporated by reference to the 1997 Annual Report.

EXHIBIT 13--ANNUAL REPORT TO SECURITY HOLDERS

EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

                                                 Jurisdiction     Percent of
                                                  under laws    Voting Security
                                                   of which         owned by
 Name of Subsidiary                                organized     Immediate Parent
 ------------------                              ------------   -----------------
 The Business Bank                                 Virginia            100%
 Business Venture Capital, Inc                     Virginia            100%
 UFBC, Inc.                                        Virginia            100%
 Omni Homes, Inc.                                  Virginia            100%

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 23 day of March, 1998.
       --        -----

                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)


                                    By:            /s/
                                       --------------------------------------
                                             Jeffery T. Valcourt, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          /s/                                Chairman* /Director           3/23/98
--------------------------------------                                     -------
Jeffery T. Valcourt

          /s/                                President, CEO/Director       3/23/98
--------------------------------------                                     -------
Harold C. Rauner

          /s/                                Director                      3/23/98
--------------------------------------                                     -------
William J. McCormick, Jr.

          /s/                                Director                      3/23/98
--------------------------------------                                     -------
Dennis I. Meyer

          /s/                                Director                      3/23/98
--------------------------------------                                     -------
Edward H. Pechan

          /s/                                Director                      3/23/98
--------------------------------------                                     -------
Sharon A. Stakes

          /s/                                Principal Financial Officer   3/23/98
--------------------------------------       Principal Accounting Officer  -------
Lisa M. Porter