Form 10QSB
period 1998-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1998-05-14
CIK 714286

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                For the quarterly period ended March 31, 1998.

                                      Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ____________________ to ____________________


                          Commission File No. 0-13395


                   UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                               IRS Employer Identification
                                                            No. 54-1201253

                  8399 Leesburg Pike, Vienna, Virginia 22182
                           Telephone: (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X         No
                                         -------         -------

                         Common Stock $1.00 Par Value
                          561,640 Shares Outstanding
                             as of March 31, 1998

   Transitional Small Business Disclosure Format:  Yes            No    X
                                                       -------       -------

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

Note 3 - Earnings per share - On December 31, 1997, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There were no dilutive effects for the years presented. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

Note 4 - On January 1, 1998, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). Under SFAS 130, each company is required to present a 'Statement of Comprehensive Income'. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The required proforma disclosure has not been presented because of an immaterial effect. United Financial Banking Companies, Inc. has one comprehensive line item, unrealized loss on investments in debt securities. For the first quarter ended March 31, 1998, the unrealized loss totaled $5,288.

Note 5 - Forward looking statements. This discussion contains forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

                         Part 1. Financial Information

Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income / Results of Operations
       (Unaudited)

                                                                             Three Months Ended
                                                                                    March
                                                                   ---------------------------------------
                                                                          1998                  1997
                                                                   -----------------    ------------------
Interest income:
     Interest and fees on loans/leases                                    $ 864,559             $ 657,226
     Interest on investment securities                                       46,053                35,735
     Interest on federal funds sold                                          79,784                49,954
     Interest on interest-bearing deposits                                    1,436                 2,936
                                                                   -----------------    ------------------
          Total interest income                                             991,832               745,851
                                                                   -----------------    ------------------

Interest expense:
     Interest on deposits                                                   456,481               359,696
     Interest on short-term borrowings                                            -                     -
                                                                   -----------------    ------------------
          Total interest expense                                            456,481               359,696
                                                                   -----------------    ------------------
          Net interest income                                               535,351               386,155
Provision for loan/lease losses                                              59,000                31,000
                                                                   -----------------    ------------------
         Net interest income after provision
         for loan/lease losses                                              476,351               355,155
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                           -                   600
     Loan servicing and other fees                                           18,620                20,796
     Other income                                                            45,241                26,576
                                                                   -----------------    ------------------
          Total noninterest income                                           63,861                47,972
                                                                   -----------------    ------------------
Noninterest expense:
     Salaries                                                               222,556               155,993
     Employee benefits                                                       42,237                34,666
     Occupancy                                                               77,309                77,663
     Furniture and equipment                                                 15,767                11,495
     Legal                                                                   12,571                 3,289
     FDIC Insurance                                                           4,215                24,172
     Data processing                                                         28,888                22,980
     Real estate owned holding expense                                       14,882                28,754
     Provision for real estate owned losses                                 187,666                10,200
     Other expense                                                           64,728                74,304
                                                                   -----------------    ------------------
          Total noninterest expense                                         670,819               443,516
                                                                   -----------------    ------------------
          Income (loss) before income taxes                                (130,607)              (40,389)
Provision (credit) for income taxes                                           1,052                 5,703
                                                                   -----------------    ------------------
          Net income (loss)                                               $(131,659)            $ (46,092)
                                                                   =================    ==================
Net income (loss) per share
  of common stock                                                         $   (0.29)            $   (0.13)
                                                                   =================    ==================
Weighted average number of
  shares outstanding                                                        561,640               561,640
                                                                   =================    ==================

          UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
                Consolidated Balance Sheets/Financial Condition

                                                                          (Unaudited)                  (Audited)
                                                                            March 31                  December 31
                                 Assets                                       1998                        1997
                                 ------                                   -------------              -------------
Cash and due from banks                                                    $ 1,580,299                $ 2,282,418
Interest-bearing deposits in other banks                                       100,000                    100,000
Federal funds sold                                                           7,509,859                  2,659,000
Investment Securities:
     Available-for-sale (AFS)                                                2,697,369                  1,700,876
     Held-to-maturity (HTM)                                                  1,742,726                  1,082,773
Loans and lease financing, net of unearned
income of $26,768 and $40,702                                               37,320,231                 38,084,861
     Less:  Allowance for loan/lease losses                                   (774,527)                  (715,399)
                                                                          -------------              -------------
        Net loans and lease financing                                       36,545,704                 37,369,462
Real estate owned held for sale, net                                         2,376,990                  2,368,104
Premises and equipment, net                                                    173,423                    164,018
Other assets                                                                   363,428                    347,355
                                                                          -------------              -------------
        Total assets                                                       $53,089,798                $48,074,006
                                                                          =============              =============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
     Demand                                                                $10,824,669                $ 7,778,077
     Savings and NOW                                                         2,327,161                  2,508,666
     Money market                                                            8,970,583                  7,568,652
Time deposits:
     Under $100,000                                                         19,877,113                 19,478,244
     $100,000 and over                                                       6,911,694                  6,428,122
                                                                          -------------              -------------
        Total deposits                                                      48,911,220                 43,761,761
                                                                          -------------              -------------

Short-term borrowings                                                           50,000                          -
Other liabilities                                                              291,896                    336,246
                                                                          -------------              -------------
        Total liabilities                                                   49,253,116                 44,098,007
                                                                          -------------              -------------

Redeemable Preferred Stock:
     Series A $-0- par value, authorized 900 shares, 800 shares
     issued in 1998 and 1997, 10% cumulative dividend                        1,366,000                  1,336,000

Stockholders' Equity:
     Preferred stock of no par value, authorized                                     -                          -
     5,000,000 shares, no shares issued
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 561,640 shares at 3/30/98 and 12/31/97                           561,640                    561,640
     Capital in excess of par value                                         12,613,622                 12,643,622
     Retained earnings                                                     (10,699,292)               (10,567,633)
     Unrealized holding gain (loss) - AFS securities                            (5,288)                     2,370
                                                                          -------------              -------------
          Total stockholders' equity                                         2,470,682                  2,639,999
                                                                          -------------              -------------
        Total liabilities and stockholders' equity                         $53,089,798                $48,074,006
                                                                          =============              =============

     UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                                                              Three Months Ended
                                                                                 ---------------------------------------------
                                                                                  March 31, 1998               March 31, 1997
                                                                                 ----------------             ----------------
Cash flows from operating activities:
Net Income                                                                        $     (131,659)              $      (46,092)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                             13,537                       10,603
  Provision for loan/lease losses                                                         59,000                       31,000
  Provision for losses on real estate owned                                              187,666                       10,200
  Amortization of investment security discount                                            (1,530)                      (1,003)
  Amortization of loan fees and discounts, net                                           (29,843)                      (4,471)
  Net (gain) loss on sale of other real estate owned                                           -                            -
  (Increase) decrease in other assets                                                    (16,073)                     142,305
  Increase (decrease) in other liabilities                                               (44,350)                     (30,051)
                                                                                 ----------------             ----------------
    Net cash provided by (used in) operating activities                                   36,748                      112,491
                                                                                 ----------------             ----------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                     -                            -
  Principal collected - non-bank subsidiaries                                              1,849                       13,892
  Loans and lease originations, net of collections                                       778,817                     (377,128)
  Loan fees and discounts deferred                                                        13,935                       15,761
  Purchases of securities available-for-sale                                          (1,603,422)                    (398,503)
  Purchases of securities held-to-maturity                                              (750,938)                           -
  Investment made in other real estate owned                                            (196,552)                     (94,520)
  Proceeds received from maturity of securities available-for-sale                       691,786                      100,000
  Proceeds received from maturity of securities held to maturity                               -                      200,000
  Proceeds from real estate owned                                                              -                      143,856
  Purchases of premises and equipment                                                    (22,942)                     (34,067)
                                                                                 ----------------             ----------------
    Net cash provided by (used in) investing activities                               (1,087,467)                    (430,709)
                                                                                 ----------------             ----------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                 4,267,018                    1,674,319
  Certificates of deposit sold (matured), net                                            882,441                    1,328,445
  Net change in short-term borrowings                                                     50,000                            -
  Proceeds from issuance of redeemable preferred stock                                         -                      450,000
                                                                                 ----------------             ----------------
    Net cash provided by (used in) financing activities                                5,199,459                    3,452,764
                                                                                 ----------------             ----------------

Net increase (decrease) in cash and cash equivalents                                   4,148,740                    3,134,546
Cash and cash equivalents at beginning of the year                                     5,041,418                    5,463,513
                                                                                 ----------------             ----------------
Cash and cash equivalents at end of the quarter                                   $    9,190,158               $    8,598,059
                                                                                 ================             ================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                     $      460,309               $      357,730
    Income taxes                                                                           4,005                        5,502

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                              $        7,658               $       (6,178)
  Increase in foreclosed properties and decrease in loans                         $            -               $      110,000
   Accrued dividend on preferred stock - series A                                 $       30,000               $       27,250

----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------

                                                               For the Three Month Period Ended
                                                  March 31, 1998                             March 31, 1997
------------------------------------------------------------------------------------------------------------------
                                       Average                      Yield/      Average                    Yield/
                                       Balance        Interest       Rate       Balance         Interest     Rate
------------------------------------------------------------------------------------------------------------------
             ASSETS
Earning assets:
 Loans/Leases:
 Commercial                         $ 26,714,036      $ 639,282      9.71%   $ 22,373,461       $ 500,540    9.07%
 Real estate construction              2,334,383         54,353      9.44%      1,375,658          31,243    9.21%
 Real estate mortgage                  6,825,207        129,988      7.72%      4,427,509          79,284    7.26%
 Installment                           1,750,134         40,939      9.49%      2,266,970          46,159    8.26%
 Leases                                  304,642              -          -        364,642               -        -
                                    ------------      ---------              ------------       ---------
    Total loans/leases                37,928,402        864,562      9.24%     30,808,240         657,226    8.65%
                                    ============      =========              ============       =========

Interest-bearing deposits                100,000          1,436      5.82%        206,452           2,936    5.77%
Federal funds sold                     5,885,502         79,784      5.50%      3,917,346          49,954    5.17%
Investment securities                  3,164,177         46,051      5.90%      2,463,083          35,735    5.88%
                                    ------------      ---------              ------------       ---------
    Total earning assets              47,078,081        991,833      8.54%     37,395,121         745,851    8.09%
                                                      =========                                 =========

Noninterest-earning assets
 Cash and due from banks               2,005,259                                1,723,761
 Other assets                          2,870,289                                4,052,326
 Allowance for loan losses/lease        (746,749)                                (578,687)
                                    ------------                             ------------
    Total assets                    $ 51,206,880                             $ 42,592,521
                                    ============                             ============

         LIABILITIES AND
       STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts              2,345,836         13,640      2.36%      2,481,104          14,281    2.33%
 Money market accounts                 8,824,953         80,938      3.72%      5,174,226          39,636    3.11%
 Time:
  Under $100,000                      19,873,943        270,265      5.52%     16,730,474         223,815    5.43%
  $100,000 and over                    6,889,905         91,639      5.39%      6,241,450          81,964    5.33%
                                    ------------      ---------              ------------       ---------
    Total interest-bearing
      deposits                        37,934,637        456,482      4.88%     30,627,254         359,696    4.76%
Short-term borrowings                     16,667              -          -              -               -        -
                                    ------------      ---------              ------------       ---------
    Total interest-bearing
      liabilities                     37,951,304        456,482      4.88%     30,627,254         359,696    5.29%
                                                      =========                                 =========
Non interest-bearing liabilities:
 Demand deposits                       9,098,260                                7,699,756
 Other liabilities                       325,346                                  341,479
 Redeemable preferred stock            1,356,000                                1,236,000
 Stockholders' equity                  2,475,970                                2,688,032
                                    ------------                             ------------
    Total liabilities and
      stockholders' equity          $ 51,206,880                             $ 42,592,521
                                    ============                             ============
Net interest income                                   $ 535,351                                 $ 386,155
                                                      =========                                 =========

Net interest margin (1)                                              4.61%                                   4.19%
                                                                    =====                                   =====
Net interest spread (2)                                              3.67%                                   2.80%
                                                                    =====                                   =====
Fees included in loan income                          $  29,843                                 $   6,401
                                                      =========                                 =========
Taxable equivalent adjustment                         $       -                                 $       -
                                                      =========                                 =========


                                                  For the Year Ended
                                                  December 31, 1997
------------------------------------------------------------------------------
                                       Average                        Yield/
                                       Balance         Interest        Rate
------------------------------------------------------------------------------
             ASSETS
Earning assets:
 Loans/Leases:
 Commercial                         $ 23,856,037     $ 2,269,847       9.51%
 Real estate construction              1,562,737         150,606       9.64%
 Real estate mortgage                  5,148,096         391,356       7.60%
 Installment                           1,974,646         179,572       9.09%
 Leases                                  364,385               -           -
                                    ------------     -----------
    Total loans/leases                32,905,901       2,991,381       9.09%
                                    ------------     -----------

Interest-bearing deposits                151,613           8,914       5.88%
Federal funds sold                     4,516,220         246,707       5.46%
Investment securities                  3,157,053         186,866       5.92%
                                    ------------     -----------
    Total earning assets              40,730,787       3,433,868       8.43%
                                                     ===========

Noninterest-earning assets
 Cash and due from banks               1,666,506
 Other assets                          3,700,273
 Allowance for loan losses/lease        (619,807)
                                    ------------
    Total assets                    $ 45,477,759
                                    ============

         LIABILITIES AND
       STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts              2,598,967          60,902       2.34%
 Money market accounts                 6,918,458         231,789       3.35%
 Time:
  Under $100,000                      17,579,511         884,041       5.40%*
  $100,000 and over                    5,976,740         318,472       5.33%
                                    ------------     -----------
    Total interest-bearing
      deposits                        33,073,676       1,495,204       4.72%*
Short-term borrowings                          -               -           -
                                    ------------     -----------
    Total interest-bearing
      liabilities                     33,073,676       1,495,204       4.72%*
                                                     ===========
Non interest-bearing liabilities:
 Demand deposits                       8,104,143
 Other liabilities                       351,408
 Redeemable preferred stock            1,281,000
 Stockholders' equity                  2,667,532
                                    ------------
    Total liabilities and
      stockholders' equity          $ 45,477,759
                                    ============
Net interest income                                  $ 1,938,664
                                                     ===========

Net interest margin (1)                                                4.76%
                                                                      =====
Net interest spread (2)                                                3.71%
                                                                      =====
Fees included in loan income                         $    92,770
                                                     ===========
Taxable equivalent adjustment                        $         -
                                                     ===========


    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

 * The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest on real estate under development of $64,700 on time deposits under $100,000 for the year ended December 31, 1997.

(1) Net interest income divided by total earning assets.

(2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Results of Operations for the Three Months Ended March 31, 1998, as
     -------------------------------------------------------------------
     Compared to the Three Months Ended March 31, 1997
     -------------------------------------------------

General
-------

     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $131,659 for the three-month period ended March 31, 1998. This compares with a net loss of $46,092 for the same period of 1997. Earnings
(loss) per share were ($.29) for the first three months ended March 31, 1998, compared to ($.13) for the first three months of 1997.

     The net loss for the first three months of 1998 is a setback primarily due to a $150,000 write-down on a real estate owned (REO) property. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At March 31, 1998, average total earning assets increased $9,683,000 or 25.9% when compared to the first three months of March 31, 1997 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings. In March 1998, the Company began a Private Placement Offering. The Company hopes to raise $3,500,000 of common equity for the purpose of retiring the preferred stock - series A and accrued dividends and to fund new growth opportunities for the Bank.

Net Interest Income
-------------------

     For the three-month period ended March 31, 1998, net interest income increased $149,000 or 38.6% from $386,000 at March 31, 1997 to $535,000 at
March 31, 1998. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $7,120,000 or 23.1% from $30,808,000 at March 31, 1997 to $37,928,000 at March 31, 1998. Due to the increased loan volume, interest and fees on loans rose $207,000 or 31.6% as of the three-month period ended March 31, 1998 when compared to the same period of 1997 which favorably impacted net interest income.

     For the same comparable three-month period, interest income earned on federal funds sold increased $30,000 or 59.7% (Consolidated Statements of Income). The increase resulted from a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $10,000 or 28.9%. The investment mix and increased volume of securities (Consolidated Average Balances table) contributed to the rise. Interest on interest-bearing deposits decreased 51.1% due to a decreased volume of deposits placed with financial institutions.

     Interest expense on deposits increased $97,000 or 26.9% at March 31, 1998 when compared to the three month period ended March 31, 1997. The increase is primarily due to an increased volume of deposits in the Bank. At March 31, 1998, average total deposits increased $7,307,000 or 23.9% when compared to the first quarter ended March 31, 1997.

Provision for Loan/Lease Losses
-------------------------------

      During the first three months of 1998, the Bank funded its allowance for loan/lease losses by charging $59,000 against earnings compared to $31,000 charged against earnings during the first three months of 1997. During the first three months of 1998, the parent company, UFBC, did not fund its allowance compared to funding of $17,100 during the first three months of 1997.

Noninterest Income
------------------

     Total noninterest income increased $16,000 or 33.1% for the three months ended March 31, 1998 compared to the same period of 1997. The increase is primarily attributable to recognition of deferred income as the result of a loan payoff.

Noninterest Expense
-------------------

     Total noninterest expense increased $227,000 or 51.3% during the first three months of 1998 when compared to the same period of 1997. The increase is due principally to the write-down on an REO property.

     Salaries and employee benefits increased $74,000 or 38.9% from $191,000 at March 31, 1997 to $265,000 at March 31, 1998. The rise is due to additional staffing, a three percent cost of living adjustment and paid bonuses which occurred in the first quarter of 1998.

     Legal expense rose $9,300 or 282.2% during the three-month period ended March 31, 1998 when compared to the first three months of 1997. During the first quarter of 1998, the Bank incurred general legal fees in the normal course of business. In the opinion of management, there were no legal matters pending as of March 31, 1998 which would have a material adverse effect on the Company's financial statements.

     Expense for the Bank's FDIC insurance decreased $20,000 or 82.6% during the three month period ended March 31, 1998 compared to the same period ended
March 31, 1997. The decline is attributable to an improved risk rating assessed by the FDIC.

     The provision for real estate owned (REO) losses increased $177,000 or 739.9% for the first three months of 1998 compared to the same period of 1997. The rise is due partially to management's efforts to liquidate the Company's REO in an expeditious manner. Though there can be no assurance, the $188,000 of write-downs during the first three months of 1998 will expedite the sale of approximately $490,000 of real estate held by the Bank. REO holding expense decreased 14,000 or 48.2% for the first three months of 1998 when compared to the first three months of 1997. The Company's liquidation of one large piece of property during 1997, which eliminated the related holding costs, explains the decline.

Income Taxes
------------

     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the three months ended March 31, 1998.


B.   Financial Condition as of March 31, 1998
     ----------------------------------------

Assets
------

     Total assets grew $5,016,000 or 10.4% during the first three months of 1998 when compared to the period ended December 31, 1997. The rise in assets is primarily attributable to the Bank's increased volume of core deposits which were invested in federal funds sold and investment securities. Federal funds sold and investment securities increased $6,507,000 or 219.6% from $5,443,000 at December 31, 1997 to $11,950,000 at March 31, 1998.

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

     At March 31, 1998 and December 31, 1997, the allowance was $775,000 and $715,000, respectively, or 2.1% and 1.9% of total loans and leases. Nonperforming loans for the three-month period ended March 31, 1998 totaled $100,000 of which $31,000 resided in the Bank and $69,000 in the parent. This compares to a balance of $102,000 at December 31, 1997, of which $31,000 resided in the Bank and $71,000 resided in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 7.75 times at March 31, 1998, compared to a coverage of 7.01 times at year end 1997.

Liabilities
-----------

     Total deposits increased $5,149,000 or 11.8% during the first three months of 1998 when compared to the year ended 1997. During the three months ended March 31, 1998, the deposit mix changed favorably as demand deposits and money market accounts rose $4,449,000 or 128.9% from $15,347,000 at December 31, 1997 to $19,795,000 at March 31, 1998. The change is part of management's continuing plan to increase core deposits to provide a base for the Bank's growth.

Liquidity and Investment
------------------------

     UFBC's operational needs were significantly reduced by the cancellation of its debt to the FDIC in 1994, staff reduction and reduced professional fees. For the near future, management projects that proceeds received from earning assets, the liquidation of non-Bank REO and the sale of non-Bank assets will provide sufficient cash flow for UFBC's continuing operational needs.

     Consolidated average liquid assets were 21.8% of average total assets at March 31, 1998 compared to 19.5% for the same period ended March 31, 1997 and 20.9% at December 31, 1997 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and state and municipal securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At March 31, 1998, the Bank's investment portfolio consisted of the following:

                                    Available-for-Sale          Held-to-Maturity
                                    ------------------          ----------------
U.S. Treasury                           1,099,271                    750,604
U.S. Government Agency                  1,598,098                    547,255
State and Municipal                                                  444,867

Redeemable Preferred Stock
--------------------------

     During the first three months ended March 31, 1998, the Company accrued $30,000 of dividends on the series A preferred stock. Management anticipates that the preferred stock - series A will be retired during the second quarter of 1998 from proceeds of the 1998 Private Placement Offering. As of March 31, 1998, redemption value of the Company's preferred stock - series A, if held until September 30, 2001, is projected to be $1,786,000.

Regulatory Agreements and Compliance
------------------------------------

     On May 19, 1997, the Board of Directors of the Bank submitted a resolution to the FDIC and to the SCC. The resolution addressed various areas of operation and includes provisions to monitor the Bank's profitability. As of March 31, 1998, management believes that the Bank is in compliance with all terms of the resolution.

Capital Requirements
--------------------

     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of March 31, 1998 and 1997.

                                                      1998             1997
                                                    ----------      ----------
Tier I Capital
  Company                                        $   2,475,970   $   2,665,238
  The Business Bank                                  3,756,696       3,162,619
Total qualifying capital
  Company                                        $   3,684,816   $   4,243,180
  The Business Bank                                  4,220,057       3,548,445
Risk-weighted assets
  Company                                        $  36,975,956   $  31,366,222
  The Business Bank                                 36,807,924      30,714,692
Quarterly average assets
  Company                                        $  51,206,880   $  42,592,521
  The Business Bank                                 51,200,042      41,593,904

                                                                     Required
Risk-based capital ratios:             1998            1997          Minimum
                                    ----------      ----------      ----------

 Tier I Capital (Tier I
  capital/risk-weighted assets)
  Company                              6.70%           8.50%           4.00%
  The Business Bank                   10.21%          10.25%           4.00%

Total Capital (Total
  capital/risk-weighted assets)
  Company                              9.97%          13.53%           8.00%
  The Business Bank                   11.47%          11.50%           8.00%
Leverage ratio (Tier I
  capital/adjusted average assets)
  Company                              4.84%           6.26%           4.00%
  The Business Bank                    7.34%           7.60%        ***6.00%

***Minimum goal of the Board Resolution

Earnings Per Share
------------------
     The following table is a reconciliation of earnings per common share as computed under SFAS 128.

                                                                 Income               Shares          Per Share
                                                               (Numerator)         (Denominator)        Amount
                                                               -----------         -------------      ---------
For the three months ended March 31, 1998
            Net Income                                         $  (131,659)
            Less: Preferred Stock Dividends                       ( 30,000)
                                                                  ========
     Basic earnings (loss) per common share:
              Income available to common stockholders             (161,659)            561,640          $  (.29)
                                                                  ========             =======          =======
For the three months ended March 31, 1997
            Net Income                                         $   (46,092)
            Less: Preferred Stock Dividends                        (27,250)
                                                                   -------
     Basic earnings (loss) per common share:
              Income available to common stockholders              (73,342)            561,640          $  (.13)
                                                                   =======             =======          =======


                          PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(6)    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNITED FINANCIAL BANKING COMPANIES, INC.


                                  By:  /s/ HAROLD C. RAUNER
                                       -----------------------------------------
                                       Harold C. Rauner
                                       President and CEO


                                       /s/ LISA M. PORTER
                                       -----------------------------------------
                                       Lisa M. Porter
                                       Chief Financial Officer


Date:       March 14, 1998
       ------------------------