Form 10QSB
period 1998-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1998-08-14
CIK 714286

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

-------
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
-------
                 For the quarterly period ended June 30, 1998.

                                      Or
-------
        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
-------

For the transition period from ________________________ to __________________


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

                         Common Stock $1.00 Par Value
                          807,590 Shares Outstanding
                              as of June 30, 1998

   Transitional Small Business Disclosure Format:  Yes            No      X
                                                       ------          --------

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

Note 4 - On January 1, 1998, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). Under SFAS 130, each company is required to present a 'Statement of Comprehensive Income'. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The required proforma disclosure has not been presented because of an immaterial effect. United Financial Banking Companies, Inc. has one comprehensive line item, unrealized loss on investments in debt securities. For the first quarter ended June 30, 1998, the unrealized loss totaled $4,473.

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

                         Part 1. Financial Information

Item 1:  Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income / Results of Operations
       (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                     June 30                                June 30
                                                         ------------------------------         ------------------------------
                                                              1998             1997                  1998             1997
                                                         -------------    -------------         -------------    -------------
Interest income:
     Interest and fees on loans/leases                    $   820,897      $   754,618           $ 1,685,456      $ 1,411,844
     Interest on investment securities                         68,724           45,794               114,777           81,529
     Interest on federal funds sold                            93,365           89,553               173,149          139,507
     Interest on interest-bearing deposits                      1,435            3,107                 2,871            6,043
                                                         -------------    -------------         -------------    -------------
          Total interest income                               984,421          893,072             1,976,253        1,638,923
                                                         -------------    -------------         -------------    -------------

Interest expense:
     Interest on deposits                                     456,467          387,506               912,948          747,202
     Interest on short-term borrowings                            808                -                   808                -
                                                         -------------    -------------         -------------    -------------
          Total interest expense                              457,275          387,506               913,756          747,202
                                                         -------------    -------------         -------------    -------------
          Net interest income                                 527,146          505,566             1,062,497          891,721
Provision for loan/lease losses                                36,000           66,100                95,000           97,100
                                                         -------------    -------------         -------------    -------------
         Net interest income after provision
         for loan/lease losses                                491,146          439,466               967,497          794,621
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                        (9,327)          28,210                (9,327)          28,810
     Loan servicing and other fees                             30,709           16,791                49,329           37,587
     Other income                                              35,296           29,382                80,537           55,958
                                                         -------------    -------------         -------------    -------------
          Total noninterest income                             56,678           74,383               120,539          122,355
                                                         -------------    -------------         -------------    -------------
Noninterest expense:
     Salaries                                                 213,440          220,867               435,996          376,860
     Employee benefits                                         40,994           31,866                83,231           66,532
     Occupancy                                                 76,367           74,318               153,676          151,981
     Furniture and equipment                                   17,494           13,843                33,261           25,338
     Legal                                                      9,790            8,391                22,361           11,680
     FDIC Insurance                                             4,506           23,027                 8,721           47,199
     Data processing                                           25,730           21,918                54,618           46,090
     Real estate owned holding expense                          9,057           21,533                23,939           50,287
     Provision for real estate owned losses                         -           14,300               187,666           24,500
     Other expense                                             67,249           66,768               133,029          145,583
                                                         -------------    -------------         -------------    -------------
          Total noninterest expense                           464,627          496,831             1,136,498          946,050
                                                         -------------    -------------         -------------    -------------
          Income (loss) before income taxes                    83,197           17,018               (48,462)         (29,074)
Provision (credit) for income taxes                                 -                -                     -                -
                                                         -------------    -------------         -------------    -------------
          Net income (loss)                               $    83,197      $    17,018           $   (48,462)     $   (29,074)
                                                         =============    =============         =============    =============
Net income (loss) per share
  of common stock                                         $      0.13      $         -           $     (0.16)     $     (0.03)
                                                         =============    =============         =============    =============
Weighted average number of
  shares outstanding                                          599,805        2,808,201               599,805        2,808,201
                                                         =============    =============         =============    =============

     UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
     Consolidated Balance Sheets / Financial Condition

                                                                          (Unaudited)             (Audited)
                                                                            June 30              December 31
                                 Assets                                       1998                   1997
                                 ------                                ----------------       ----------------
Cash and due from banks                                                   $   1,456,231          $   2,282,418
Interest-bearing deposits in other banks                                        100,000                100,000
Federal funds sold                                                            5,968,000              2,659,000
Investment Securities:
   Available-for-sale (AFS)                                                   4,375,700              1,700,876
   Held-to-maturity (HTM)                                                     1,743,450              1,082,773
Loans and lease financing, net of unearned
income of $29,332 and $40,702                                                35,866,773             38,084,861
   Less:  Allowance for loan/lease losses                                      (739,274)              (715,399)
                                                                        ----------------       ----------------
      Net loans and lease financing                                          35,127,499             37,369,462
Real estate owned held for sale, net                                          1,963,690              2,368,104
Premises and equipment, net                                                     164,330                164,018
Other assets                                                                    586,218                347,355
                                                                        ----------------       ----------------
      Total assets                                                        $  51,485,118          $  48,074,006
                                                                        ================       ================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
  Demand                                                                  $   9,665,026          $   7,778,077
  Savings and NOW                                                             2,301,577              2,508,666
  Money market                                                                8,128,314              7,568,652
Time deposits:
  Under $100,000                                                             19,736,758             19,478,244
  $100,000 and over                                                           6,590,795              6,428,122
                                                                        ----------------       ----------------
      Total deposits                                                         46,422,470             43,761,761
                                                                        ----------------       ----------------

Short-term borrowings                                                                 -                      -
Other liabilities                                                               379,813                336,246
                                                                        ----------------       ----------------
      Total liabilities                                                      46,802,283             44,098,007
                                                                        ----------------       ----------------

Redeemable Preferred Stock:
   Series A $-0- par value, authorized 900 shares, 800 shares
   issued in 1998 and 1997, 10% cumulative dividend                                   -              1,336,000

Stockholders' Equity:
   Preferred stock of no par value, authorized                                        -                      -
   5,000,000 shares, no shares issued
   Common Stock, par value $1; authorized 3,500,000 shares,
    issued 807,590 shares at 6/30/98 and 561,640 at 12/31/97                    807,590                561,640
   Capital in excess of par value                                            14,495,813             12,643,622
   Retained earnings                                                        (10,616,095)           (10,567,633)
   Unrealized holding gain (loss) - AFS securities                               (4,473)                 2,370
                                                                        ----------------       ----------------
      Total stockholders' equity                                              4,682,835              2,639,999
                                                                        ----------------       ----------------
     Total liabilities and stockholders' equity                           $  51,485,118          $  48,074,006
                                                                        ================       ================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                            Six Months Ended
                                                                           -----------------------------------------
                                                                              June 30, 1998           June 30, 1997
                                                                           -----------------       -----------------
Cash flows from operating activities:
Net Income                                                                 $        (48,462)       $        (29,074)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                        27,459                  22,760
  Provision for loan/lease losses                                                    95,000                  97,100
  Provision for losses on real estate owned                                         187,666                  24,500
  Amortization of investment security discount                                       (2,093)                 (2,904)
  Amortization of loan fees and discounts, net                                      (44,812)                (16,513)
  Net (gain) loss on sale of other real estate owned                                  6,732                 (28,210)
  Amortization of capitalized interest                                                    -                       -
  (Increase) decrease in other assets                                              (238,863)                 44,476
  Increase (decrease) in other liabilities                                           45,698                 (10,003)
                                                                           -----------------       -----------------
    Net cash provided by (used in) operating activities                              28,325                 102,132
                                                                           -----------------       -----------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                -                       -
  Principal collected - non-bank subsidiaries                                         4,901                  16,029
  Loans and lease originations, net of collections                                2,175,351              (2,207,296)
  Loan fees and discounts deferred                                                   11,523                       -
  Purchases of securities available-for-sale                                     (3,781,100)             (1,646,559)
  Purchases of securities held-to-maturity                                         (750,937)                      -
  Investment made in other real estate owned                                       (440,802)               (443,378)
  Proceeds received from maturity of securities available-for-sale                1,100,000                 300,000
  Proceeds received from maturity of securities held to maturity                     91,786                 200,000
  Proceeds from real estate owned                                                   648,687                 776,683
  Purchases of premises and equipment                                               (27,771)                (68,161)
                                                                           -----------------       -----------------
    Net cash provided by (used in) investing activities                            (968,362)             (3,072,682)
                                                                           -----------------       -----------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
    accounts, NOW accounts and money market accounts                              2,239,522               2,512,759
  Certificates of deposit sold (matured), net                                       421,187                 691,194
  Net change in short-term borrowings                                                     -                       -
  Proceeds from sale of common stock                                              2,148,141                       -
  Redeem preferred stock                                                         (1,386,000)                      -
  Proceeds from issuance of redeemable preferred stock                                    -                 450,000
                                                                           -----------------       -----------------
    Net cash provided by (used in) financing activities                           3,422,850               3,653,953
                                                                           -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                              2,482,813                 683,403
Cash and cash equivalents at beginning of the year                                5,041,418               5,463,513
                                                                           =================       =================
Cash and cash equivalents at end of the quarter                            $      7,524,231        $      6,146,916
                                                                           =================       =================

Supplemental disclosures of cash flow information:
Cash paid during the years for:
  Interest on deposits and other borrowings                                $        904,475        $        770,305
  Income taxes                                                                        4,005                   7,249

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                       $         (6,843)       $          1,067
  Increase in foreclosed properties and decrease in loans                  $              -        $        202,000
   Accrued dividend on preferred stock - series A                          $         50,000        $         57,250

-----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
-----------------------------------------------------


                                                                  For the Six Month Period Ended
                                                      June 30, 1998                           June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
                                            Average                       Yield/      Average                   Yield/
                                            Balance         Interest       Rate       Balance       Interest    Rate
-------------------------------------------------------------------------------------------------------------------------
                ASSETS
   Earning assets:
    Loans/Leases:
    Commercial                            $ 25,994,505      $ 1,236,510    9.59%  $ 22,755,402    $ 1,088,878   9.65%
    Real estate construction                 2,396,255          112,270    9.45%     1,391,658         61,063   8.85%
    Real estate mortgage                     6,831,601          260,409    7.69%     4,579,798        168,938   7.44%
    Installment                              1,628,586           76,267    9.44%     2,203,903         92,965   8.51%
    Leases                                     304,642                -        -       364,642              -       -
                                         --------------    -------------         --------------   ------------
       Total loans/leases                   37,155,589        1,685,456    9.15%    31,295,403      1,411,844   9.10%
                                         --------------    -------------         --------------   ------------

   Interest-bearing deposits                   100,000            2,871    5.79%       203,226          6,043   6.00%
   Federal funds sold                        6,229,813          173,149    5.60%     5,046,387        139,507   5.57%
   Investment securities                     4,002,306          114,777    5.78%     2,788,923         81,529   5.90%
                                         --------------    -------------         --------------   ------------
      Total earning assets                  47,487,708        1,976,253    8.39%    39,333,939      1,638,923   8.40%
                                                           =============                          ============

   Noninterest-earning assets
    Cash and due from banks                  1,803,888                               1,654,204
    Other assets                             2,825,492                               4,010,149
    Allowance for loan losses/lease           (763,647)                               (581,142)
                                         --------------                          --------------
        Total assets                      $ 51,353,441                            $ 44,417,150
                                         ==============                          ==============

            LIABILITIES AND
           STOCKHOLDERS' EQUITY

   Interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and NOW accounts                 2,297,645           26,929    2.36%     2,652,529         30,664   2.33%
    Money market accounts                    8,872,391          161,839    3.68%     6,141,970         97,946   3.22%
    Time:
     Under $100,000                         19,846,643          540,321    5.49%    17,579,494        456,425   5.40%*
     $100,000 and over                       6,827,608          183,859    5.43%     6,169,229        162,167   5.30%
                                         --------------    -------------         --------------   ------------
       Total interest-bearing
         deposits                           37,844,287          912,948    4.86%    32,543,222        747,202   4.72%*
   Short-term borrowings                        81,944              808    1.99%             -              -       -
                                         --------------    -------------         --------------   ------------
      Total interest-bearing
        liabilities                         37,926,231          913,756    4.86%    32,543,222        747,202   4.72%*
                                                           =============                          ============
   Non interest-bearing liabilities:
    Demand deposits                          9,278,747                               7,606,982
    Other liabilities                          377,076                                 345,214
    Redeemable preferred stock                 907,333                               1,251,000
    Stockholders' equity                     2,864,054                               2,670,732
                                         --------------                          --------------
       Total liabilities and
          stockholders' equity            $ 51,353,441                            $ 44,417,150
                                         ==============                          ==============
   Net interest income                                      $ 1,062,497                           $   891,721
                                                           =============                          ============

   Net interest margin (1)                                                 4.51%                                4.57%
                                                                         =======                               ======
   Net interest spread (2)                                                 3.53%                                3.68%
                                                                         =======                               ======
   Fees included in loan income                             $    47,914                           $    14,172
                                                           =============                          ============
   Taxable equivalent adjustment                            $         -                           $         -
                                                           =============                          ============



                                                 For the Year Ended
                                                 December 31, 1997
----------------------------------------------------------------------------------
                                            Average                      Yield/
                                            Balance         Interest       Rate
----------------------------------------------------------------------------------
                ASSETS
   Earning assets:
    Loans/Leases:
    Commercial                            $ 23,856,037     $ 2,269,847      9.51%
    Real estate construction                 1,562,737         150,606      9.64%
    Real estate mortgage                     5,148,096         391,356      7.60%
    Installment                              1,974,646         179,572      9.09%
    Leases                                     364,385               -          -
                                         --------------   -------------
       Total loans/leases                   32,905,901       2,991,381      9.09%
                                         --------------   -------------

   Interest-bearing deposits                   151,613           8,914      5.88%
   Federal funds sold                        4,516,220         246,707      5.46%
   Investment securities                     3,157,053         186,866      5.92%
                                         --------------   -------------
      Total earning assets                  40,730,787       3,433,868      8.43%
                                                          =============

   Noninterest-earning assets
    Cash and due from banks                  1,666,506
    Other assets                             3,700,273
    Allowance for loan losses/lease           (619,807)
                                         --------------
        Total assets                      $ 45,477,759
                                         ==============

            LIABILITIES AND
           STOCKHOLDERS' EQUITY

   Interest-bearing liabilities:
   Interest-bearing deposits:
    Savings and NOW accounts                 2,598,967          60,902      2.34%
    Money market accounts                    6,918,458         231,789      3.35%
    Time:
     Under $100,000                         17,579,511         884,041      5.40% *
     $100,000 and over                       5,976,740         318,472      5.33%
                                         --------------   -------------
       Total interest-bearing
         deposits                           33,073,676       1,495,204      4.72% *
   Short-term borrowings                             -               -          -
                                         --------------   -------------
      Total interest-bearing
        liabilities                         33,073,676       1,495,204      4.72% *
                                                          =============
   Non interest-bearing liabilities:
    Demand deposits                          8,104,143
    Other liabilities                          351,408
    Redeemable preferred stock               1,281,000
    Stockholders' equity                     2,667,532
                                         --------------
       Total liabilities and
          stockholders' equity            $ 45,477,759
                                         ==============
   Net interest income                                     $ 1,938,664
                                                          =============

   Net interest margin (1)                                                  4.76%
                                                                          =======
   Net interest spread (2)                                                  3.71%
                                                                          =======
   Fees included in loan income                            $    92,770
                                                          =============
   Taxable equivalent adjustment                           $         -
                                                          =============

Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

* The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest on real estate under development of $14,300 on time deposits under $100,000 for the six month period ended June 30, 1997 and $64,700 on time deposits under $100,000 for the year ended December 31, 1997.

 (1) Net interest income divided by total earning assets.
 (2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Results of Operations for the Six Months Ended June 30, 1998, as Compared
     -------------------------------------------------------------------------
     to the Six Months Ended June 30, 1997
     -------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported a net loss of $48,462 for the six-month period ended June 30, 1998. This compares with a net loss of $29,074 for the same period of 1997. Earnings (loss) per share were ($.16) for the first six months ended June 30, 1998, compared to ($.03) for the first six months of 1997.

     The net loss for the first six months of 1998 is primarily due to a $150,000 write-down on real estate owned (REO). During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At June 30, 1998, average total earning assets increased $8,153,769 or 20.7% when compared to the first six months of June 30, 1997 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings.

     In March 1998, the Company began a Private Placement Offering (Offering). The Company initiated the Offering to raise $3,500,000 of common equity for the purpose of retiring the preferred stock - series A and accrued dividends and to fund new growth opportunities for the Bank. The Company broke escrow on May 29, 1998 after selling 245,950 shares of its common stock as $8.75 per share. On May 31, 1998, $1,200,000 of the $2,152,062 Offering proceeds were used to redeem the Company's preferred stock -series A and to pay the accrued dividends of $186,000. The parent invested $600,000 of the proceeds into its banking subsidiary, The Business Bank, to support growth. Part of the proceeds were used to pay off a $50,000 short-term note and the remainder has been held as working capital for the parent. To date, costs of the Offering total approximately $5,000. At March 31, 1998, UFBC's outstanding common shares totaled 561,640. At June 30, 1998, UFBC's outstanding common shares total 807,590.

Net Interest Income
-------------------

      For the six-month period ended June 30, 1998, net interest income increased $170,776 or 19.2% from $891,721 at June 30, 1997 to $1,062,497 at June
30, 1998. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $5,860,186 or 18.7% from $31,295,403 at June 30, 1997 to $37,155,589 at June 30, 1998. Due to the increased loan volume, interest and fees on loans rose $273,612 or 19.4% as of the six-month period ended June 30, 1998 when compared to the same period of 1997 which favorably impacted net interest income.

     For the same comparable six-month period, interest income earned on federal funds sold increased $33,642 or 24.1% (Consolidated Statements of Income). The increase resulted from a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $33,248 or 40.8%. The investment mix and increased volume of securities (Consolidated Average Balances table) contributed to the rise. Interest on deposits placed with other financial institutions decreased 52.5% during the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 due to decreased volume.

     Interest expense on deposits increased $165,746 or 22.2% at June 30, 1998 when compared to the six month period ended June 30, 1997. The increase is primarily due to an increased volume of interest-bearing deposits in the Bank. At June 30, 1998, average total interest-bearing deposits increased $5,301,065 or 16.3% when compared to the second quarter ended June 30, 1997.

Provision for Loan/Lease Losses
-------------------------------

     During the first six months of 1998, the Bank funded its allowance for loan/lease losses by charging $95,000 against earnings compared to $80,000 charged against earnings during the first six months of 1997. The Company charged off $71,516 in loans during the first two quarters of 1998 compared to $75,940 in loans during the first two quarters of 1997.

Noninterest Income
------------------

     Total noninterest income decreased $17,705 or 23.8% for the three month period ended June 30, 1998 compared to the same period of 1997. The decrease is primarily attributable to the gain on the sale of real estate during the three month period ended June 30, 1997 as compared to the loss on the sale of real estate during the three month period ended June 30, 1998. Income from loan servicing and other fees increased $13,918 or 82.9% during the same comparable period. The increase is due to the recognition of deferred income as the result of a loan payoff and late charges paid on certain loans.

Noninterest Expense
-------------------

     Total noninterest expense increased $190,448 or 20.1% during the first six months of 1998 when compared to the same period of 1997. The increase is due principally to the $150,000 write-down on an REO property.

     Salaries and employee benefits increased $75,835 or 17.1% from $443,392 at June 30, 1997 to $519,227 at June 30, 1998. The rise is due to additional staffing, a three percent cost of living adjustment and paid bonuses which occurred in the first quarter of 1998.

     Legal expense rose $10,681 or 91.5% during the six-month period ended June 30, 1998 when compared to the first six months of 1997. During the first quarter of 1998, the Bank incurred general legal fees associated with collections in the normal course of business. In the opinion of management, there were no legal matters pending as of June 30, 1998 which would have a material adverse effect on the Company's financial statements.

     Expense for the Bank's FDIC insurance decreased $38,478 or 81.5% during the six month period ended June 30, 1998 compared to the same period ended June 30, 1997. The decline is attributable to an improved risk rating assessed by the FDIC.

     The provision for real estate owned (REO) losses increased $163,166 or 665.9% for the first six months of 1998 compared to the same period of 1997.
The rise is due partially to Management's efforts to liquidate the Company's REO in an expeditious manner. The $188,000 of write-downs during the first six months of 1998 expedited the sale of approximately $490,000 of real estate held by the Bank. REO holding expense decreased $26,348 or 52.4% for the first six months of 1998 when compared to the first six months of 1997. The Company's liquidation of one large piece of property during 1997, which eliminated the related holding costs, explains the decline.

Income Taxes
------------

     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the six months ended June 30, 1998.

B. Financial Condition as of June 30, 1998
   ---------------------------------------

Assets
------
     Total assets grew $3,411,112 or 7.1% during the first six months of 1998 when compared to the period ended December 31, 1997. The rise in assets is primarily attributable to the Bank's increased volume of core deposits which were invested in federal funds sold and investment securities. Federal funds sold and investment securities increased $6,644,501 or 222.1% from $5,442,649 at December 31, 1997 to $12,087,150 at June 30, 1998.

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

     At June 30, 1998 and December 31, 1997, the allowance was $739,274 and $715,399, respectively, or 2.1% and 1.9% of total loans and leases. Nonperforming loans for the six-month period ended June 30, 1998 totaled $111,946, of which $65,349 resided in the Bank and $46,597 in the parent. This compares to a balance of $102,322 at December 31, 1997, of which $31,562 resided in the Bank and $70,760 in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 6.60 times at June 30, 1998, compared to a coverage of 7.01 times at year end 1997.

Liabilities
-----------

     Total deposits increased $2,660,709 or 6.1% during the first six months of 1998 when compared to the year ended 1997. During the six months ended June 30, 1998, the deposit mix changed favorably as demand deposits and money market accounts rose $2,446,611 or 115.9% from $15,346,729 at December 31, 1997 to
$17,793,340 at June 30, 1998. The change is part of management's continuing plan to increase core deposits to provide a base for the Bank's growth.

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

     Consolidated average liquid assets were 23.6% of average total assets at June 30, 1998 compared to 21.8% for the same period ended June 30, 1997 and 20.9% at December 31, 1997 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities and state and municipal securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At June 30, 1998, the Bank's investment portfolio consisted of the following:

                          Available-for-Sale  Held-to-Maturity
                          ------------------  ----------------
U.S. Treasury                        601,060           750,546
U.S. Government Agency             3,614,840           547,993
State and Municipal                       --           444,911
Equity                               159,800                --

Redeemable Preferred Stock
--------------------------

     During the first six months ended June 30, 1998, the Company accrued $50,000 of dividends on the series A preferred stock. The preferred stock - series A was redeemed and the accrued dividends were paid on May 31, 1998 using part of the proceeds from the 1998 Private Placement Offering.

Regulatory Agreements and Compliance
------------------------------------

     On May 19, 1997, the Board of Directors of the Bank submitted a resolution to the FDIC and to the SCC. The resolution addressed various areas of operation and includes provisions to monitor the Bank's profitability. As of June 30, 1998, management believes that the Bank is in compliance with all terms of the resolution.

Capital Requirements
--------------------

     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of June 30, 1998 and 1997.

                                                   1998            1997
                                              -------------    ------------
Tier I Capital
              Company                          $  4,687,308    $  2,625,256
              The Business Bank                   4,473,641       3,346,094
Total qualifying capital
              Company                          $  5,130,509    $  4,270,756
              The Business Bank                   4,914,427       3,745,054
Risk-weighted assets
              Company                          $  35,160,031   $  32,299,043
              The Business Bank                   34,995,336      31,916,769
Quarterly average assets
              Company                          $  51,778,396   $  45,626,581
              The Business Bank                   51,335,964      45,409,807

                                                                                                  Required
Risk-based capital ratios:                                               1998          1997       Minimum
                                                                      -----------   -----------   -----------
 Tier I Capital (Tier I capital/risk-weighted assets)
             Company                                                    13.33%         8.21%         4.00%
             The Business Bank                                          12.78%        10.48%         4.00%

Total Capital (Total capital/risk-weighted assets)
             Company                                                    14.59%        13.22%         8.00%
             The Business Bank                                          14.04%        11.73%         8.00%
Leverage ratio (Tier I capital/adjusted average assets)
             Company                                                     9.05%         5.81%         5.00%
             The Business Bank                                           8.71%         7.49%      ***6.00%

***Minimum goal of the Board Resolution

Earnings Per Share
------------------------------------
          The following table is a reconciliation of earnings per common share as computed under SFAS 128.


                                                                         Income                 Shares               Per Share
                                                                      (Numerator)          (Denominator)              Amount
                                                                     ------------         --------------              --------
For the six months ended June 30, 1998
             Net Income                                              $   (48,462)
             Less: Preferred Stock Dividends                             (50,000)
                                                                         --------
      Basic earnings (loss) per common share:
              Income available to common stockholders                    (98,462)               599,805                 $      (.16)
                                                                         =======                =======                 ===========
For the six months ended June 30, 1997
             Net Income                                              $   (29,074)
             Less: Preferred Stock Dividends                             (57,250)
                                                                         -------
      Basic earnings (loss) per common share:
              Income available to common stockholders
                                                                         (86,324)               561,640                 $      (.30)
                                                                         =======                =======                 ===========

                          PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 5, 1998, the shareholders elected Harold C. Rauner and Edward H. Pechan to serve as a class 2 directors until the 2001 Annual Meeting of Shareholders.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(6)       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By:        /s/ HAROLD C. RAUNER
                                    ------------------------------------------
                                    Harold C. Rauner
                                    President and CEO

                                         /s/ LISA M. PORTER
                                    ------------------------------------------
                                    Lisa M. Porter
                                    Chief Financial Officer


Date:                  May 13, 1998
             ------------------------------