Form 10QSB
period 1998-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1998-11-16
CIK 714286

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 1998.

                                      Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________ to __________________


                          COMMISSION FILE NO. 0-13395


                   UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                             IRS Employer Identification
                                                        No. 54-1201253

                  8399 Leesburg Pike, Vienna, Virginia  22182
                          Telephone:  (703) 734-0070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No _____
                                          -----

                         COMMON STOCK $1.00 PAR VALUE
                          831,590 SHARES OUTSTANDING
                           AS OF SEPTEMBER 30, 1998

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES ______    NO   X
                                                                    -----

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

Note 3 - Earnings per share - On December 31, 1997, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The $.02 dilutive effect for the nine month period ending September 30, 1998 is shown in the report. There were no dilutive effects for the nine month period ending September 30, 1997. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

Note 4 - On January 1, 1998, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). Under SFAS 130, each company is required to present a `Statement of Comprehensive Income'. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The required proforma disclosure has not been presented because of an immaterial effect. United Financial Banking Companies, Inc. has one comprehensive line item, unrealized loss on investments in debt securities. For the first quarter ended September 30, 1998, the unrealized gain totaled $11,851.

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

ITEM 1:  FINANCIAL STATEMENTS

  UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME/RESULTS OF OPERATIONS
  (UNAUDITED)

                                                          Three Months Ended                             Nine Months Ended
                                                             September 30                                   September 30
                                                --------------------------------------        -------------------------------------
                                                      1998                 1997                      1998                 1997
                                                -----------------    -----------------        ------------------   ----------------
Interest income:
     Interest and fees on loans/leases                 $ 879,274            $ 755,007               $ 2,564,730         $ 2,166,851
     Interest on investment securities                    88,645               52,514                   203,422             134,043
     Interest on federal funds sold                       90,295               75,431                   263,444             214,938
     Interest on interest-bearing deposits                 1,710                1,435                     4,581               7,478
                                                -----------------    -----------------        ------------------   ----------------
          Total interest income                        1,059,924              884,387                 3,036,177           2,523,310
                                                -----------------    -----------------        ------------------   ----------------

Interest expense:
     Interest on deposits                                456,448              379,138                 1,369,396           1,126,340
     Interest on short-term borrowings                         -                    -                       808                   -
                                                -----------------    -----------------        ------------------   ----------------
          Total interest expense                         456,448              379,138                 1,370,204           1,126,340
                                                -----------------    -----------------        ------------------   ----------------
          Net interest income                            603,476              505,249                 1,665,973           1,396,970
Provision for loan/lease losses                           23,900               40,200                   118,900             137,300
                                                -----------------    -----------------        ------------------   ----------------
         Net interest income after provision
         for loan/lease losses                           579,576              465,049                 1,547,073           1,259,670
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                   22,450                  477                    13,123              29,287
     Loan servicing and other fees                        23,427               18,770                    72,756              56,357
     Other income                                         84,924               28,092                   165,461              84,050
                                                -----------------    -----------------        ------------------   ----------------
          Total noninterest income                       130,801               47,339                   251,340             169,694
                                                -----------------    -----------------        ------------------   ----------------
Noninterest expense:
     Salaries                                            210,579              190,951                   646,575             567,811
     Employee benefits                                    41,079               32,911                   124,310              99,443
     Occupancy                                            77,739               71,868                   231,415             223,849
     Furniture and equipment                              21,610               18,119                    54,871              43,457
     Legal                                                 7,921                6,148                    30,282              17,828
     FDIC Insurance                                        4,950                4,198                    13,671              51,397
     Data processing                                      28,844               24,470                    83,462              70,560
     Real estate owned holding expense                     8,618               10,570                    32,557              60,857
     Provision for real estate owned losses               40,000               49,400                   227,666              73,900
     Other expense                                        79,101               56,733                   212,130             207,254
                                                -----------------    -----------------        ------------------   ----------------
          Total noninterest expense                      520,441              470,306                 1,656,939           1,416,356
                                                -----------------    -----------------        ------------------   ----------------
          Income (loss) before income taxes              189,936               42,082                   141,474              13,008
Provision (credit) for income taxes                            -                    -                         -                   -
                                                -----------------    -----------------        ------------------   ----------------
          Net income (loss)                            $ 189,936            $  42,082               $   141,474         $    13,008
                                                =================    =================        ==================   ================

Basic income (loss) per share of common stock          $    0.30            $    0.02               $      0.14         $     (0.13)
                                                =================    =================        ==================   ================
Dilutive income per share of common stock              $    0.28            $    0.02               $      0.12         $     (0.13)
                                                =================    =================        ==================   ================

Weighted average number of shares outstanding
     Basic                                               830,579              561,640                   677,575             561,640
     Dilutive                                            927,344              648,305                   774,340             561,640

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition

                                                                             (Unaudited)                 (Audited)
                                                                             September 30               December 31
                                  Assets                                         1998                       1997
                                  ------                                  -------------------        -------------------
Cash and due from banks                                                         $  1,814,791               $  2,282,418
Interest-bearing deposits in other banks                                             100,000                    100,000
Federal funds sold                                                                 7,584,493                  2,659,000
Investment Securities:
     Available-for-sale (AFS)                                                      4,588,825                  1,700,876
     Held-to-maturity (HTM)                                                        1,763,157                  1,082,773
Loans and lease financing, net of unearned
income of $15,408 and $40,702                                                     36,203,361                 38,084,861
     Less:  Allowance for loan/lease losses                                         (767,686)                  (715,399)
                                                                          -------------------        -------------------
          Net loans and lease financing                                           35,435,675                 37,369,462
Real estate owned held for sale, net                                               1,817,548                  2,368,104
Premises and equipment, net                                                          157,421                    164,018
Other assets                                                                         522,268                    347,355
                                                                          -------------------        -------------------
        Total assets                                                            $ 53,784,178               $ 48,074,006
                                                                          ===================        ===================

                   Liabilities and Stockholders' Equity
Deposits:
     Demand                                                                     $ 11,222,281               $  7,778,077
     Savings and NOW                                                               2,494,872                  2,508,666
     Money market                                                                  8,704,995                  7,568,652
Time deposits:                                                                             -
    Under $100,000                                                                19,519,046                 19,478,244
    $100,000 and over                                                              6,422,578                  6,428,122
                                                                          -------------------        -------------------
           Total deposits                                                         48,363,772                 43,761,761
                                                                          -------------------        -------------------

Short-term borrowings                                                                      -                          -
Other liabilities                                                                    321,557                    336,246
                                                                          -------------------        -------------------
          Total liabilities                                                       48,685,329                 44,098,007
                                                                          -------------------        -------------------

Redeemable Preferred Stock:
      Series A $-0- par value, authorized 900 shares, 800 shares
      issued in 1998 and 1997, 10% cumulative dividend                                     -                  1,336,000

Stockholders' Equity:
     Preferred stock of no par value, authorized                                           -                          -
     5,000,000 shares, no shares issued
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 831,590 shares at 9/30/98 and 561,640 at 12/31/97                      831,590                    561,640
     Capital in excess of par value                                               14,681,567                 12,643,622
     Retained earnings                                                           (10,426,159)               (10,567,633)
     Unrealized holding gain (loss) - AFS securities                                  11,851                      2,370
                                                                          -------------------        -------------------
          Total stockholders' equity                                               5,098,849                  2,639,999
                                                                          -------------------        -------------------
        Total liabilities and stockholders' equity                              $ 53,784,178               $ 48,074,006
                                                                          ===================        ===================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED)

                                                                                            Nine Months Ended
                                                                           ---------------------------------------------------
                                                                             September 30, 1998           September 30, 1997
                                                                           ----------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $    141,474                $      13,008
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                             46,292                       36,275
  Provision for loan/lease losses                                                        118,900                      137,300
  Provision for losses on real estate owned                                              227,666                       73,900
  Amortization of investment security discount                                            (1,639)                      (4,946)
  Amortization of loan fees and discounts, net                                           (25,294)                     (10,423)
  Net (gain) loss on sale of other real estate owned                                     (13,123)                     (28,687)
  Amortization of capitalized interest                                                         -                      (38,400)
  (Increase) decrease in other assets                                                   (189,913)                     128,610
  Increase (decrease) in other liabilities                                               (14,689)                       2,777
                                                                           ----------------------       ----------------------
    Net cash provided by (used in) operating activities                                  289,674                      309,414
                                                                           ----------------------       ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated - non-bank subsidiaries                                                     -                            -
  Principal collected - non-bank subsidiaries                                              7,063                       46,343
  Loans and lease originations, net of collections                                     1,818,362                   (4,213,300)
  Loan fees and discounts deferred                                                        14,756                            -
  Purchases of securities available-for-sale                                          (4,281,100)                  (2,036,582)
  Purchases of securities held-to-maturity                                              (769,908)                           -
  Investment made in other real estate owned                                            (591,266)                  (1,147,371)
  Proceeds received from maturity of securities available-for-sale                     1,402,009                            -
  Proceeds received from maturity of securities held to maturity                          91,786                      720,125
  Proceeds from real estate owned                                                        942,279                    1,857,960
  Purchases of premises and equipment                                                    (39,695)                     (80,547)
                                                                           ----------------------       ----------------------
    Net cash provided by (used in) investing activities                               (1,405,714)                  (4,853,372)
                                                                           ----------------------       ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                 4,566,753                    3,652,122
  Certificates of deposit sold (matured), net                                             35,258                     (304,767)
  Net change in short-term borrowings                                                          -                            -
  Proceeds from sale of common stock                                                   2,357,895                            -
  Redeem preferred stock                                                              (1,386,000)                           -
  Proceeds from issuance of redeemable preferred stock                                         -                      450,000
                                                                           ----------------------       ----------------------
    Net cash provided by (used in) financing activities                                5,573,906                    3,797,355
                                                                           ----------------------       ----------------------

Net increase (decrease) in cash and cash equivalents                                   4,457,866                     (746,603)
Cash and cash equivalents at beginning of the year                                     5,041,418                    5,463,513
                                                                           ----------------------       ----------------------
Cash and cash equivalents at end of the quarter                                     $  9,499,284                $   4,716,910
                                                                           ======================       ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                       $  1,363,318                $   1,174,729
    Income taxes                                                                          12,655                       14,786

NON-CASH ITEMS:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                                $      9,481                $       2,642
  Increase in foreclosed properties and decrease in loans                           $          -                $     202,000
   Accrued dividend on preferred stock - series A                                   $     50,000                $      87,250

    ----------------------------------------------------------------------
    UNITED FINANCIAL BANKING COMPANIES, INC.
    CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
    YIELDS AND RATES
    ----------------------------------------------------------------------

                                                                    For the Nine Month Period Ended
                                                    September 30, 1998                           September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                              Average                      Yield/           Average                        Yield/
                                              Balance           Interest    Rate            Balance          Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                             $ 25,395,129      $ 1,879,053       9.89%     $ 23,247,823      $ 1,653,785       9.51%
     Real estate construction                  2,553,497          182,697       9.57%        1,404,585           99,550       9.48%
     Real estate mortgage                      6,866,692          388,467       7.56%        4,867,230          273,933       7.52%
     Installment                               1,646,998          114,513       9.30%        2,039,896          139,584       9.15%
     Leases                                      298,634                -       -              364,650                -       -
                                         ----------------   --------------            -----------------  ---------------
        Total loans/leases                    36,760,950        2,564,730       9.33%       31,924,184        2,166,852       9.07%
                                         ----------------   --------------            -----------------  ---------------

    Interest-bearing deposits                    100,000            4,581       6.12%          168,817            7,478       5.92%
    Federal funds sold                         6,314,045          263,444       5.58%        5,140,719          214,938       5.59%
    Investment securities                      4,751,580          203,422       5.72%        3,041,805          134,043       5.89%
                                         ----------------   --------------            -----------------  ---------------
       Total earning assets                   47,926,575        3,036,177       8.47%       40,275,525        2,523,311       8.38%
                                                            ==============                               ===============

    Noninterest-earning assets
     Cash and due from banks                   1,749,774                                     1,649,151
     Other assets                              2,732,154                                     3,886,394
     Allowance for loan losses/lease            (759,241)                                     (597,800)
                                         ----------------                             -----------------
         Total assets                       $ 51,649,262                                  $ 45,213,270
                                         ================                             =================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts                  2,272,102           40,300       2.37%        2,679,163           46,838       2.34%
     Money market accounts                     8,919,504          240,546       3.66%        6,657,654          164,398       3.30%
     Time:
      Under $100,000                          19,743,867          815,600       5.52%       17,680,083          674,214       5.3*%
      $100,000 and over                        6,709,046          272,950       5.44%        6,052,609          240,891       5.32%
                                         ----------------   --------------            -----------------  ---------------
        Total interest-bearing
          deposits                            37,644,519        1,369,396       4.88%       33,069,509        1,126,341       4.7*%
    Short-term borrowings                         54,629              808       1.98%                -                -       -
                                         ----------------   --------------            -----------------  ---------------
       Total interest-bearing
         liabilities                          37,699,148        1,370,204       4.87%       33,069,509        1,126,341       4.7*%
                                                            ==============                               ===============
    Non interest-bearing liabilities:
     Demand deposits                           9,452,394                                     7,850,006
     Other liabilities                           355,266                                       360,691
     Redeemable preferred stock                  604,888                                     1,266,000
     Stockholders' equity                      3,537,566                                     2,667,064
                                         ----------------                             -----------------
        Total liabilities and
           stockholders' equity             $ 51,649,262                                  $ 45,213,270
                                         ================                             =================
    Net interest income                                       $ 1,665,973                                   $ 1,396,970
                                                            ==============                               ===============

    Net interest margin (1)                                                     4.65%                                         4.64%
                                                                             ========                                      ========
    Net interest spread (2)                                                     3.61%                                         3.66%
                                                                             ========                                      ========
    Fees included in loan income                              $    71,127                                   $    67,860
                                                            ==============                               ===============
    Taxable equivalent adjustment                             $         -                                   $         -
                                                            ==============                               ===============

                                                    For the Year Ended
                                                    December 31, 1997
---------------------------------------------------------------------------------------
                                              Average                          Yield/
                                              Balance           Interest        Rate
--------------------------------------------------------------------------------------
                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                             $ 23,856,037       $ 2,269,847       9.51%
     Real estate construction                  1,562,737           150,606       9.64%
     Real estate mortgage                      5,148,096           391,356       7.60%
     Installment                               1,974,646           179,572       9.09%
     Leases                                      364,385                 -       -
                                        -----------------  ----------------
        Total loans/leases                    32,905,901         2,991,381       9.09%
                                        -----------------  ----------------

    Interest-bearing deposits                    151,613             8,914       5.88%
    Federal funds sold                         4,516,220           246,707       5.46%
    Investment securities                      3,157,053           186,866       5.92%
                                        -----------------  ----------------
       Total earning assets                   40,730,787         3,433,868       8.43%
                                                           ================

    Noninterest-earning assets
     Cash and due from banks                   1,666,506
     Other assets                              3,700,273
     Allowance for loan losses/lease            (619,807)
                                        =================
         Total assets                       $ 45,477,759
                                        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts                  2,598,967            60,902       2.34%
     Money market accounts                     6,918,458           231,789       3.35%
     Time:
      Under $100,000                          17,579,511           884,041       5.4*%
      $100,000 and over                        5,976,740           318,472       5.33%
                                        -----------------  ----------------
        Total interest-bearing
          deposits                            33,073,676         1,495,204       4.7*%
    Short-term borrowings                              -                 -         -
                                        -----------------  ----------------
       Total interest-bearing
         liabilities                          33,073,676         1,495,204       4.7*%
                                                           ================
    Non interest-bearing liabilities:
     Demand deposits                           8,104,143
     Other liabilities                           351,408
     Redeemable preferred stock                1,281,000
     Stockholders' equity                      2,667,532
                                        -----------------
        Total liabilities and
           stockholders' equity             $ 45,477,759
                                        =================
    Net interest income                                        $ 1,938,664
                                                           ================

    Net interest margin (1)                                                      4.76%
                                                                              ========
    Net interest spread (2)                                                      3.71%
                                                                              ========
    Fees included in loan income                               $    92,770
                                                           ================
    Taxable equivalent adjustment                              $         -
                                                           ================



        Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

    * The yield on this component of interest-bearing liabilities is derived as a percentage of gross interest paid on the average balance. Interest shown is net of capitalized interest on real estate under development of $38,400 on time deposits under $100,000 for the nine month period ended September 30, 1997 and $64,700 on time deposits under $100,000 for the year ended December 31, 1997.
    (1) Net interest income divided by total earning assets.
    (2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AS
     ----------------------------------------------------------------------
     COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997
     ----------------------------------------------------

GENERAL
-------

     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, which is presented on a consolidated basis. UFBC reported net income of $141,474 for the nine-month period ended September 30, 1998. This compares with net income of $13,008 for the same period of 1997. Earnings
(loss) per share were $.14 for the first nine months ended September 30, 1998, compared to ($.13) for the first nine months of 1997.

     Earnings for the first nine months of 1998 are primarily due to increased earning assets. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At September 30, 1998, average total earning assets increased $7,651,050 or 19.0% when compared to the first nine months of September 30, 1997 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings.

     In March 1998, the Company began a Private Placement Offering (Offering). The Company initiated the Offering to raise $3,500,000 of common equity for the purpose of retiring the preferred stock - series A and accrued dividends and to fund new growth opportunities for the Bank. The Company broke escrow on May 29, 1998. As of September 30, 1998, the Company has sold 269,950 shares of its common stock at $8.75 per share. On May 31, 1998, $1,200,000 of the $2,362,062
Offering proceeds were used to redeem the Company's preferred stock - series A and to pay the accrued dividends of $186,000. The parent invested $700,000 of the proceeds into the Bank to support growth. Part of the proceeds were used to pay off a $50,000 short-term note and the remainder has been held as working capital for the parent. To date, costs of the Offering total approximately $5,000. At March 31, 1998, UFBC's outstanding common shares totaled 561,640.
At September 30, 1998, UFBC's outstanding common shares total 831,590.

     Subsequent to September 30, 1998, UFBC, Inc., a Bank subsidiary, received preliminary notification regarding the cessation of its leveraged lease. The leveraged lease consisted of two equipment leases. In August 1998, UFBC, Inc. received payment from a lessor who exercised an option to purchase the equipment. In late October, the second lessor tendered a preliminary offer to purchase the equipment. The offer, if accepted, would result in a $204,000 charge to earnings during the fourth quarter of 1998.

NET INTEREST INCOME
-------------------

     For the nine-month period ended September 30, 1998, net interest income increased $269,003 or 19.3% from $1,396,970 at September 30, 1997 to $1,665,973 at September 30, 1998. The increase is primarily attributable to the increased loan volume in the Bank. As shown in the Consolidated Average Balances table, the average total loan/lease volume increased $4,836,766 or 15.2% from $31,924,184 at September 30, 1997 to $36,760,950 at September 30, 1998. Due to
the increased loan volume, interest and fees on loans rose $397,879 or 18.4% as of the nine-month period ended September 30, 1998 when compared to the same period of 1997 which favorably impacted net interest income.

     For the same comparable nine-month period, interest income earned on federal funds sold increased $48,506 or 22.6% (Consolidated Statements of Income). The increase resulted from a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $69,379 or 51.8%. The investment mix and the increased volume of securities accounted for the rise. As shown in the Consolidated Average Balances table, average investment securities increased $1,709,775 or 56.2% from $3,041,805 at September 30, 1997 to $4,751,580 at
September 30, 1998. Interest on deposits placed with other financial institutions decreased 38.7% during the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 due to decreased volume.

     Interest expense on deposits increased $243,056 or 21.6% at September 30, 1998 when compared to the nine month period ended September 30, 1997. The increase is primarily due to an increased volume of interest-bearing deposits in the Bank. At September 30, 1998, average total interest-bearing deposits increased $4,575,010 or 13.4% when compared to the third quarter ended September 30, 1997.

PROVISION FOR LOAN/LEASE LOSSES
-------------------------------

     During the first nine months of 1998, the Bank funded its allowance for loan/lease losses by charging $118,900 against earnings compared to $137,300 charged against earnings during the first nine months of 1997. The Company charged off $77,303 in loans during the first nine months of 1998 compared to $80,053 in loans during the first nine months of 1997.

NONINTEREST INCOME
------------------

     Total noninterest income increased $83,462 or 176.3% for the three month period ended September 30, 1998 compared to the same period of 1997. The increase is primarily attributable to the recognition of deferred income as the result of several loan payoffs and late charges paid on certain loans. Correction of a prior period accounting error and gain on the sale of real estate during the three month period ended September 30, 1998 also contributed to the increase.

NONINTEREST EXPENSE
-------------------

     Total noninterest expense increased $240,583 or 17.0% during the first nine months of 1998 when compared to the same period of 1997. The increase is due principally to the $150,000 write-down on an REO property.

     Salaries and employee benefits increased $103,631 or 15.5% from $667,254 at September 30, 1997 to $770,885 at September 30, 1998. The rise is due to additional staffing, a three percent cost of living adjustment and bonuses which occurred in the first quarter of 1998.

     Legal expense rose $12,454 or 69.9% during the nine-month period ended September 30, 1998 when compared to the first nine months of 1997. During the first nine months of 1998, the Bank incurred general legal fees associated with collections in the normal course of business. In the opinion of management, there were no legal matters pending as of September 30, 1998 which would have a material adverse effect on the Company's financial statements.

     Expense for the Bank's FDIC insurance decreased $37,726 or 73.4% during the nine month period ended September 30, 1998 compared to the same period ended September 30, 1997. The decline is attributable to an improved risk rating assessed by the FDIC.

     The provision for real estate owned (REO) losses increased $153,766 or 208.1% for the first nine months of 1998 compared to the same period of 1997. The rise is due partially to Management's efforts to liquidate the Company's REO in an expeditious manner. The $227,666 of write-downs during the first nine months of 1998 expedited the sale of approximately $693,000 of real estate held by the Bank. REO holding expense decreased $28,300 or 46.5% for the first nine months of 1998 when compared to the first nine months of 1997. The Company's liquidation of one large piece of property during 1997, which eliminated the related holding costs, explains the decline.

INCOME TAXES
------------

     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC has accrued no tax benefits for the nine months ended September 30, 1998.

B.   FINANCIAL CONDITION AS OF SEPTEMBER 30, 1998
     --------------------------------------------

ASSETS
------

     Total assets grew $5,710,172 or 11.9% during the first nine months of 1998 when compared to the period ended December 31, 1997. The rise in assets is primarily attributable to the Bank's increased volume of core deposits which were invested in federal funds sold and investment securities. Federal funds sold and investment securities increased $8,493,826 or 256.1% from $5,442,649 at December 31, 1997 to $13,936,475 at September 30, 1998.

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

     At September 30, 1998 and December 31, 1997, the allowance was $767,686 and $715,399, respectively, or 2.1% and 1.9% of total loans and leases. Nonperforming loans for the nine-month period ended September 30, 1998 totaled $202,707, of which $158,110 resided in the Bank and $44,597 in the parent. This compares to a balance of $102,322 at December 31, 1997, of which $31,562 resided in the Bank and $70,760 in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 3.79 times at September 30, 1998, compared to a coverage of 7.01 times at year end 1997.

LIABILITIES
-----------

     Total deposits increased $4,602,011 or 10.5% during the first nine months of 1998 when compared to the year ended 1997. During the nine months ended September 30, 1998, the deposit mix changed favorably as demand deposits and money market accounts rose $4,580,547 or 129.9% from $15,346,729 at December 31, 1997 to $19,927,276 at September 30, 1998. The change is part of management's continuing plan to increase core deposits to provide a base for the Bank's growth.

LIQUIDITY AND INVESTMENT
------------------------

     UFBC's operational needs were significantly reduced by the cancellation of its debt to the FDIC in 1994, staff reduction and reduced professional fees. For the near future, management projects that proceeds received from the Offering, earning assets, the liquidation of non-Bank REO and the sale of non-Bank assets will provide sufficient cash flow for UFBC's continuing operational needs.

     Consolidated average liquid assets were 25.0% of average total assets at September 30, 1998 compared to 22.5% for the same period ended September 30, 1997 and 20.9% at December 31, 1997 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 1998, the Bank's investment portfolio consisted of the following:

                          Available-for-Sale      Held-to-Maturity
                          ------------------      ----------------
U.S. Treasury                        401,500               769,456
U.S. Government Agency             4,027,525               548,746
State and Municipal                       --               444,955
Equity                               159,800                    --

REDEEMABLE PREFERRED STOCK
--------------------------

     During the first nine months ended September 30, 1998, the Company accrued $50,000 of dividends on the series A preferred stock. The preferred stock - series A was redeemed and the accrued dividends were paid on May 31, 1998 by using part of the proceeds from the 1998 Private Placement Offering.

REGULATORY AGREEMENTS AND COMPLIANCE
------------------------------------

     On May 19, 1997, the Board of Directors of the Bank submitted a resolution to the FDIC and to the SCC. The resolution addressed various areas of operation and includes provisions to monitor the Bank's profitability. As of September 30, 1998, management believes that the Bank is in compliance with all terms of the resolution.

CAPITAL REQUIREMENTS
--------------------

     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of September 30, 1998 and 1997.

                                                                                              1998                   1997
                                                                                          -------------            ------------
Tier I Capital
          Company                                                                          $     5,086,998         $   2,664,338
          The Business Bank                                                                      4,763,345             3,512,253
Total qualifying capital
          Company                                                                          $     5,138,437         $   4,104,706
          The Business Bank                                                                      5,209,985             3,902,091
Risk-weighted assets
          Company                                                                          $    35,773,788         $  31,380,675
          The Business Bank                                                                     35,441,062            30,952,736
Quarterly average assets
          Company                                                                          $    52,240,905         $  46,677,186
          The Business Bank                                                                     51,956,738            46,172,692

                                                                                                                        Required
Risk-based capital ratios:                                                                    1998          1997         Minimum
                                                                                           -----------   -----------   -----------
   Tier I Capital (Tier I capital/risk-weighted assets)
          Company                                                                             13.10%         8.49%         4.00%
          The Business Bank                                                                   13.44%        11.35%         4.00%

   Total Capital (Total capital/risk-weighted assets)
          Company                                                                             14.36%        13.08%         8.00%
          The Business Bank                                                                   14.70%        12.61%         8.00%
   Leverage ratio (Tier I capital/adjusted average assets)
          Company                                                                             8.97%         5.71%         5.00%
          The Business Bank                                                                   9.17%         7.61%      ***6.00%

***Minimum goal of  the Board Resolution


EARNINGS PER SHARE
------------------

     The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                        Income           Shares          Per Share
                                                                      (Numerator)     (Denominator)       Amount
                                                                       ---------       -----------       ---------
For the nine months ended September 30, 1998
Basic Earnings Per Share
          Net Income                                                  $   141,474
          Less: Preferred Stock Dividends                               (  50,000)
                                                                      -----------
     Basic earnings (loss) per common share:
           Income available to common stockholders                         91,474          677,575       $       .14
                                                                      -----------      -----------       -----------
Diluted Earnings Per Share
          Effective of Dilutive Securities                                     --           96,765       $ (     .02)
                                                                      -----------      -----------       -----------
          Income available to common stockholders                     $    91,474          774,340       $       .12
                                                                      ===========      ===========       ===========

For the nine months ended September 30, 1997
          Net Income                                                  $    13,008
          Less: Preferred Stock Dividends                                 (87,250)
                                                                      -----------
          Basic earnings (loss) per common share:
          Income available to common stockholders                     $   (74,242)         561,640       $      (.13)
                                                                      ===========      ===========       ===========

YEAR 2000
---------

     Assuring that computer systems and applications are Year 2000 (Y2K) compliant presents a complex managerial and technological challenge. Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. The Y2K issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant effects on the Company's customers and regulators. In recognition of the potential adverse effects of the Y2K issue, management of the Company created a Y2K project team and established a plan to prevent or mitigate potential adverse effects of Y2K issue on the Company, its vendors and its customers. The Y2K project team is headed by a senior management executive.

     The Company's Y2K Plan consists of three phases. Phase I requires the Company to assess its Y2K compliancy needs and to develop a plan to address those needs. The assessment included testing the Company's current hardware, software and material external vendors' compliancy. Phase I also included assessing the impact Y2K compliancy could have on our existing and future customers. The Company completed Phase I in December 1997. The Y2K project team concluded that the Company would need to replace most of its computer hardware and software. The Y2K project team also concluded that extensive testing would be required of the Bank's data processing company to determine Y2K compliancy. The assessment of the impact of Y2K on existing customers was determined to be immaterial to the Company. An questionnaire and information guide was established to assess Year 2000 compliancy of future customers. The costs of Phase I, including salary allocations, were approximately $50,000.

     Phase II requires all non-compliant hardware and software to be replaced by April 1999. The new equipment must be re-tested for compliancy by June 1999. The Company is in the process of completing Phase II. Approximately one-third of the equipment and software has been replaced as of September 30, 1998. The Company has included approximately $154,000 for Y2K compliancy costs, including salary allocations, in its 1999 budget. Phase III requires monitoring and review of Year 2000 issues that may have been overlooked. Management does not anticipate material costs in this phase.

     The Bank's primary supplier of data processing services also has adopted a Y2K plan and timetable which also consists of three phases. The vendor has completed Phase I and Phase II. Phase I problems have been corrected. Phase II included testing key dates such as 12/31/99, 1/1/2000 and 2/29/2000 on a live data base. The vendor is in the process of resolving discrepancies which were detected during the testing. Management anticipates that the vendor will complete its testing of Phase II Y2K compliancy by June 1999. Based on information developed to date and representations from its data processing supplier, the Phase II testing should resolve most Y2K issues and therefore prevent any material problems which would impact the Company's business, operations, liquidity, capital resources, or financial condition.

     In a worse case scenario, the vendors providing power to the Company would fail and the vendors providing data processing services for the Bank would fail. The Company continues to enhance a contingency plan which would include a limited back-up generator to provide power and manual calculations to service customers. The Bank maintains a paper copy of most Bank documents. Hard copies of customer records will be printed prior to 1/1/2000 to provide current information. In order to plan for an unusually high cash demand, the Bank has strategically purchased financial instruments and is developing a cash on hand plan for customer withdrawals to ensure adequate liquidity. Management views Y2K as an issue which requires on-going assessment. Management will make assessments, modifications, and corrections to help ensure Y2K compliance.

                          PART II.  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


(6) On July 6, 1998, United Financial Banking Companies, Inc. filed Form 8-K to disclose the status of its Private Placement Offering. Details of the offering are discussed in the general information section of this report.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By:  /s/ HAROLD C. RAUNER
                                   --------------------
                                   Harold C. Rauner
                                   President and CEO

                                   /s/ LISA M. PORTER
                                   ------------------
                                   Lisa M. Porter
                                   Chief Financial Officer


Date:  November 13, 1998
       -----------------