Form 10KSB
period 1998-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1999-03-31
CIK 714286

                      Securities and Exchange Commission
                                Washington D.C.

                                  FORM 10-KSB

               annual report pursuant to section 13 or 15(d) of

                      the securities exchange act of 1934

For the Fiscal Year Ended December 31, 1998      Commission File Number 0-13395

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

  Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _________

  For the year ended December 31, 1998, United Financial Banking Companies, Inc. reported net income of $113,233.

  The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,825,664 as of March 1, 1999.

  As of March 1, 1999, the registrant had 831,590 shares of outstanding common stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Selected information from the Company's 1998 Proxy Statement for the Annual Meeting to be held June 4, 1999 is incorporated by reference into Part III of this report, and information from the 1998 Annual Report to Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Parts I, II and III of this report.

                                    PART  I
Item 1. Business

  United Financial Banking Companies, Inc. ("UFBC"), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the "Bank"), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which holds and has developed certain foreclosed real estate. Collectively, UFBC, the Bank and BVCI are referred to as "the Company".

  The Bank was organized in 1980. In October 1981, the Bank commenced limited operations and began full scale operations in August 1982, when its main office building was completed.

  As of December 31, 1998, the Company had consolidated total assets of $55,573,072, total deposits of $50,185,459, total loans of $36,962,213 and total stockholders' equity of $5,075,708.

 On March 1, 1999, the Company and its subsidiaries employed 23 full-time employees.

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

  It is the Bank's belief that business accounts can be more profitable due to the income generated from business' higher average balances for both deposits and loans. Business accounts are less costly than consumer accounts as they usually require fewer conveniences such as numerous branches, extended hours and drive-thru facilities. The Bank had previously limited its service relationship with customers to primarily encompass their business needs. In order to fully meet customers' needs and to remain competitive in the current market, the Bank has broadened service to business and professional customers by offering products such as consumer installment and mortgage loans to the owners and employees of the businesses. It is the Bank's belief that this augmentation will help maintain the Bank's core accounts and will enable the organization to diversify asset growth.

  By emphasizing individualized relationships between the Bank's officers and its customers, the Bank believes it attracts customers that have been neglected by retail banks that direct their services to more numerous consumer accounts and large business customers.

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

Supervision and Regulation

General
  United Financial Banking Companies, Inc. is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, UFBC's activities and those of its banking and nonbanking subsidiary are limited to the business of banking and activities closely related or incidental to banking, and UFBC may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without prior approval of the Federal Reserve Board.

  The deposits of UFBC's subsidiary bank are insured by, and therefore the subsidiary bank is subject to the regulations of the FDIC, and is also subject to regulation and examination by the State of Virginia. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to UFBC by its banking subsidiary are discussed in
Note 11 to the consolidated financial statements.

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

Supervisory Agreements

  At December 31, 1998, neither UFBC nor it subsidiaries were subject to any formal supervisory agreements with their regulators. On May 19, 1997, the Board of Directors of the Bank submitted an informal resolution to the FDIC and to the Virginia Commissioner of Financial Institutions (SCC). The resolution addresses specific areas of Bank operations. The resolution is discussed in further detail in Note 11 to the consolidated financial statements. Subsequent to December 31, 1998, the FDIC and the SCC informed the Bank that the resolution and its agreements were no longer necessary.


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

Brokered Deposits

  FDIC regulations prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is not adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 1998, the Company had no brokered deposits.

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

Conservatorship and Receivership Powers of Federal Banking Agencies

  The authority of the federal banking regulators over depository institutions includes, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF of the FDIC, such as liquidation.

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

Business Venture Capital, Inc.
  Business Venture Capital, Inc. was incorporated February 26, 1985 to hold certain foreclosed real estate.

Item 2.  Properties

  The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182. The Company was consolidated into the main office location in May 1995. The Bank's Operations Center was formerly located at 8351 Leesburg Pike under a lease which expires in June 2000 and for which the Bank remains liable through June 2000. Rental expense for 1998 under the lease totaled $63,132 and increases 3.0% per year for the remainder of the lease. One hundred percent of the former Operations Center space is sublet through the end of the lease term.

  At December 31, 1998, the Bank had no branches. Subsequent to December 31, 1998, the Company entered into a lease for a Bank branch location pending regulatory approval. The lease term is for ten years and two months, commencing April 1, 1999. The future minimum lease payments for the branch operating lease total $722,127.

  On December 30, 1996, the Bank sold the building it occupies and the surrounding land for $1,968,171, net, to an entity in which a holder of more than 5% of the Company's Common Stock has an interest. The transaction resulted in a gain of $734,291. The Bank then entered into a one year lease to rent the building sold. As of December 31, 1996, the Bank's minimum obligation for the lease totaled $187,820. The lease terms include three options for renewal and a right of first offer. Subsequent to December 31, 1996, the Bank chose to exercise the first option, a nine year extension, after significant analysis of alternative bank sites. As of December 31, 1998, the future minimum lease payments for the Bank lease, including the option period, totaled $1,666,896. Further information regarding this transaction is discussed in Part III, item 12 of this report.

  Management believes that the Company's current facilities are adequate for operating in the normal course of business.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to security holders during the fourth quarter of the Company's fiscal year.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

  A. There is no established trading market for the stock of the Company.

  B. There were 345 holders of record of the Registrant's common stock as of December 31, 1998.

  C. The Company's cash dividend history is incorporated by reference to the section entitled "Corporate Information" appearing on page 43 of the Annual Report to Shareholders for the year ended December 31, 1998.

Selected Consolidated Financial Data

  The information required by this item is incorporated by reference to the section entitled, "Selected Consolidated Financial Data" appearing on page 26 of the Annual Report to Shareholders for the year ended December 31, 1998.

Item 6. Management's Discussion and Analysis

  The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 27 through 41 of the Annual Report to Shareholders for the year ended December 31, 1998.

Item 7. Financial Statements and Supplementary Data

  The information required by this item is incorporated by reference from the information appearing on pages 1 through 25 of the Annual Report to Shareholders for the year ended December 31, 1998.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

  Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 4, 1999.

Item 10. Executive Compensation

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 4, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 4, 1999.

Item 12. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 4, 1999.

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
(a)(1) Financial Statements

  The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 1998 Annual Report to Shareholders as listed below:


                                                                Page
                                                                ----
Report of Independent Certified Public Accountants                 1
Consolidated Balance Sheets--December 31, 1998 and 1997            2
Consolidated Statements of Income--
Years Ended December 31, 1998, 1997 and 1996                       3
Consolidated Statements of Changes in Shareholders' Equity--
Years Ended December 31, 1998, 1997 and 1996                       4
Consolidated Statements of Cash Flows--
Years Ended December 31, 1998, 1997 and 1996                       5
Notes to Financial Statements                                   6-25

(a)(2) Schedules

  All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K
 There were no items reported on Form 8-K during the quarter ended December 31, 1998.

(c)  Exhibits

Exhibit 11--Statement Regarding Computation of Per Share Earnings
  Earnings per share are computed as expressed in Note 1 to the consolidated financial statements, incorporated by reference to the 1998 Annual Report.

Exhibit 13--Annual Report to Security Holders

Exhibit 21--Subsidiaries of the Registrant

                                          Jurisdiction        Percent of
                                           under laws       Voting Security
                                             of which           owned by
 Name of Subsidiary                         organized       Immediate Parent
 ------------------                         ---------       ----------------

 The Business Bank                           Virginia                   100%
 Business Venture Capital, Inc               Virginia                   100%

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized
on the   31st    day of March, 1999.
       ---------        -----

                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)


                                    By:  /s/  JEFFERY T. VALCOURT
                                         -----------------------------------
                                         Jeffery T. Valcourt, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  JEFFERY T. VALCOURT         Chairman/Director             3/31/99
-------------------------------                                -------
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER             President, CEO/Director       3/31/99
-------------------------------                                -------
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ          Director                      3/31/99
-------------------------------                                -------
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.    Director                      3/31/99
-------------------------------                                -------
William J. McCormick, Jr.

/s/ DENNIS I. MEYER              Director                      3/31/99
-------------------------------                                -------
Dennis I. Meyer

/s/ EDWARD H. PECHAN             Director                      3/31/99
-------------------------------                                -------
Edward H. Pechan

/s/ SHARON A. STAKES             Director                      3/31/99
-------------------------------                                -------
Sharon A. Stakes

/s/ LISA M. PORTER               Principal Financial Officer   3/31/99
-------------------------------                                -------
Lisa M. Porter                   Principal Accounting Officer