Form 10QSB
period 1999-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 1999-05-10
CIK 714286

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999.

                                       Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to ___________________


                          Commission File No. 0-13395


                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                             IRS Employer Identification
                                                          No. 54-1201253

                  8399 Leesburg Pike, Vienna, Virginia  22182
                           Telephone:  (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]         No  [_]

                          Common Stock $1.00 Par Value
                           831,590 Shares Outstanding
                              as of March 31, 1999

   Transitional Small Business Disclosure Format:  Yes  [_]         No  [X]

                      Part 1.       Financial Information

Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income / Results of Operations
       (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------  -----------
                                                                    1999        1998
                                                                -----------  -----------
Interest income:
     Interest and fees on loans/leases                            $803,102    $ 864,559
     Interest on investment securities                              99,655       46,053
     Interest on federal funds sold                                 71,679       79,784
     Interest on interest-bearing deposits                              64        1,436
                                                                -----------  -----------
          Total interest income                                    974,500      991,832
                                                                -----------  -----------

Interest expense:
     Interest on deposits                                          397,715      456,481
     Interest on short-term borrowings                                   -            -
                                                                -----------  -----------
          Total interest expense                                   397,715      456,481
                                                                -----------  -----------
          Net interest income                                      576,785      535,351

Provision for loan/lease losses                                     12,079       59,000
                                                                -----------  -----------
         Net interest income after provision
         for loan/lease losses                                     564,706      476,351
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                             (2,964)           -
     Loan servicing and other fees                                  18,380       18,620
     Other income                                                   36,177       45,241
                                                                -----------  -----------
          Total noninterest income                                  51,593       63,861
                                                                -----------  -----------
Noninterest expense:
     Salaries                                                      229,652      222,556
     Employee benefits                                              46,663       42,237
     Occupancy                                                      78,921       77,309
     Furniture and equipment                                        19,798       15,767
     Legal                                                           7,185       12,571
     FDIC Insurance                                                  4,897        4,215
     Data processing                                                32,856       28,888
     Real estate owned holding expense                               7,661       14,882
     Provision for real estate owned losses                              -      187,666
     Other expense                                                  80,898       65,780
                                                                -----------  -----------
          Total noninterest expense                                508,531      671,871
                                                                -----------  -----------
          Income (loss) before income taxes                        107,768     (131,659)

Provision (credit) for income taxes                                      -            -
                                                                -----------  -----------
          Net income (loss)                                       $107,768    $(131,659)
                                                                ===========  ===========

Net income (loss) per common share (Note 3)
     Basic                                                        $   0.13    $   (0.29)
                                                                ===========  ===========
     Diluted                                                      $   0.13    $       -
                                                                ===========  ===========

Comprehensive Income (Note 4)
     Net income                                                   $107,768    $(131,659)
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale
       securities                                                  (16,395)      (7,658)
     Other comprehensive income, net of tax
        Preferred stock dividends                                        -      (30,000)
                                                                -----------  -----------
      Comprehensive income                                        $ 91,373    $(169,317)
                                                                ===========  ===========



                                       2

          UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition

                                                              (Unaudited)         (Audited)
                                                               March 31,         December 31,
                     Assets                                       1999              1998
                     ------                                  -------------      -------------
Cash and due from banks                                       $  1,994,305       $  2,267,417
Interest-bearing deposits in other banks                                 -                  -
Federal funds sold                                               6,693,000          7,903,493
Investment Securities:
     Available-for-sale (AFS)                                    5,834,365          5,130,213
     Held-to-maturity (HTM)                                        909,341          1,763,891
Loans and lease financing, net of unearned
income of $15,408 and $12,560                                   36,379,588         36,962,213
          -------
     Less:  Allowance for loan/lease losses                       (740,234)          (747,374)
                                                             -------------      -------------
          Net loans and lease financing                         35,639,354         36,214,839
Real estate owned held for sale, net                             1,729,898          1,799,398
Premises and equipment, net                                        111,744            119,338
Other assets                                                       380,793            374,483
                                                             -------------      -------------
        Total assets                                          $ 53,292,800       $ 55,573,072
                                                             =============      =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Deposits:
     Demand                                                   $ 11,376,727       $ 14,264,071
     Savings and NOW                                             4,725,842          3,051,446
     Money market                                                8,840,200          7,524,516
Time deposits:
    Under $100,000                                              16,617,317         18,048,129
    $100,000 and over                                            6,268,048          7,297,297
                                                             -------------      -------------
           Total deposits                                       47,828,134         50,185,459
                                                             -------------      -------------

Short-term borrowings                                                    -                  -
Other liabilities                                                  297,585            311,905
                                                             -------------      -------------
          Total liabilities                                     48,125,719         50,497,364
                                                             -------------      -------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                  -                  -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 831,590 shares at 3/31/99 and at 12/31/98            831,590            831,590
     Capital in excess of par value                             14,681,567         14,681,567
     Retained earnings                                         (10,346,632)       (10,454,400)
     Unrealized holding gain (loss) - AFS securities                   556             16,951
                                                             -------------      -------------
          Total stockholders' equity                             5,167,081          5,075,708
                                                             -------------      -------------
        Total liabilities and stockholders' equity            $ 53,292,800       $ 55,573,072
                                                             =============      =============

           UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
           (Unaudited)

                                                                     Three  Months Ended
                                                                 --------------------------------
                                                                 March 31, 1999    March 31, 1998
                                                                 --------------    --------------
Cash flows from operating activities:
Net Income                                                        $   107,768      $    (131,659)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                          12,214             13,537
  Provision for loan/lease losses                                      12,079             59,000
  Provision for losses on real estate owned                                 -            187,666
  Amortization of investment security discount                          1,509             (1,530)
  Amortization of loan fees and discounts, net                         (1,998)           (29,843)
  Net (gain) loss on sale of other real estate owned                    2,964                  -
  (Increase) decrease in other assets                                  (6,312)           (16,073)
  Increase (decrease) in other liabilities                            (14,319)           (44,350)
                                                                 --------------    --------------
    Net cash provided by (used in) operating activities               113,905             36,748
                                                                 --------------    --------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                            (50,000)                 -
  Principal collected - non-bank subsidiaries                          23,169              1,849
  Loans and lease originations, net of collections                    567,353            778,817
  Loan fees and discounts deferred                                     24,882             13,935
  Purchases of securities available-for-sale                       (1,511,047)        (1,603,422)
  Purchases of securities held-to-maturity                                  -           (750,938)
  Investment made in other real estate owned                                -           (196,552)
  Proceeds received from maturity of securities available-for-sale    788,542            691,786
  Proceeds received from maturity of securities held to maturity      855,000                  -
  Proceeds from real estate owned                                      66,536                  -
  Purchases of premises and equipment                                  (4,620)           (22,942)
                                                                 --------------    --------------
    Net cash provided by (used in) investing activities               759,815         (1,087,467)
                                                                 --------------    --------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                102,736          4,267,018
  Certificates of deposit sold (matured), net                      (2,460,061)           882,441
  Net change in short-term borrowings                                       -             50,000
                                                                 --------------    --------------
    Net cash provided by (used in) financing activities            (2,357,325)         5,199,459
                                                                 --------------    --------------

Net increase (decrease) in cash and cash equivalents               (1,483,605)         4,148,740
Cash and cash equivalents at beginning of the year                 10,170,910          5,041,418
                                                                 --------------    --------------
Cash and cash equivalents at end of the quarter                   $ 8,687,305        $ 9,190,158
                                                                 ==============    ==============
Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                     $   152,604       $    460,309
    Income taxes                                                       10,885              4,005

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale              $   (16,395)      $      7,658
  Increase in foreclosed properties and decrease in loans         $         -       $          -
   Accrued dividend on preferred stock - series A                 $         -       $     30,000

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

Note 3 - On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There dilutive effect for the three month period ended March 31, 1999 is shown within this report. The calculation for the three month period ended March 31, 1998 was anti-dilutive. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

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

 ----------------------------------------------------
 UNITED FINANCIAL BANKING COMPANIES, INC.
 CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
 YIELDS AND RATES
 ----------------------------------------------------

                                                 For the Three Month Period Ended                           For the Year Ended
                                             March 31, 1999                    March 31, 1998               December 31, 1998
 ----------------------------------------------------------------------------------------------------------------------------------
                                      Average               Yield/     Average               Yield/    Average               Yield/
                                      Balance      Interest  Rate      Balance      Interest  Rate     Balance    Interest   Rate
 -----------------------------------------------------------------------------------------------------------------------------------
         ASSETS
 Earning assets:
  Loans/Leases:
  Commercial                       $24,073,891    $543,310  9.15%   $26,714,036    $639,282   9.71% $25,163,714   $2,462,453   9.79%
  Real estate construction           3,775,617      86,864  9.33%     2,334,383      54,353   9.44%   2,756,519      264,084   9.58%
  Real estate mortgage               6,963,211     137,668  8.02%     6,825,207     129,988   7.72%   6,950,303      527,037   7.58%
  Installment                        1,589,676      35,260  9.00%     1,750,134      40,939   9.49%   1,641,652      151,500   9.23%
  Leases                                     -           -     -        304,642           -      -      273,446            -      -
                                   -----------    --------          -----------    --------         -----------   ----------
    Total loans/leases              36,402,395     803,102  8.95%    37,928,402     864,562   9.24%  36,785,634    3,405,074   9.26%
                                   -----------    --------          -----------    --------         -----------   ----------

 Interest-bearing deposits                   -           -       -      100,000       1,436   5.82%      88,056        5,491   6.24%
 Federal funds sold                  6,039,474      71,743  4.82%     5,885,502      79,784   5.50%   6,229,522      339,393   5.45%
 Investment securities               6,851,191      99,655  5.90%     3,164,177      46,051   5.90%   5,264,914      305,462   5.80%
                                   -----------    --------          -----------    --------         -----------   ----------
    Total earning assets            49,293,060     974,500  8.02%    47,078,081     991,833   8.54%  48,368,126    4,055,420   8.38%
                                                  ========                         ========                       ==========

 Noninterest-earning assets
  Cash and due from banks            1,991,707                        2,005,259                       1,768,063
  Other assets                       2,198,575                        2,870,289                       2,682,471
  Allowance for loan losses/lease     (722,777)                        (746,749)                       (763,834)
                                   -----------                      -----------                     -----------
     Total assets                  $52,760,565                      $51,206,880                     $52,054,826
                                   ===========                      ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Interest-bearing liabilities:
 Interest-bearing deposits:
  Savings and NOW accounts           3,823,875      21,073  2.24%     2,345,836      13,640   2.36%   2,360,360       56,526   2.39%
  Money market accounts              8,386,297      63,650  3.08%     8,824,953      80,938   3.72%   8,817,006      317,462   3.60%
  Time:
   Under $100,000                   17,355,482     224,742  5.25%    19,873,943     270,265   5.52%  19,638,531    1,078,163   5.49%
   $100,000 and over                 6,883,052      88,250  5.20%     6,889,905      91,639   5.39%   6,636,143      360,829   5.44%
                                   -----------    --------          -----------    --------         -----------   ----------
     Total interest-bearing
       deposits                     36,448,706     397,715  4.43%    37,934,637     456,482   4.88%  37,452,040    1,812,980   4.84%
 Short-term borrowings                       -           -     -         16,667           -      -       40,972          808   1.97%
                                   -----------    --------          -----------    --------         -----------   ----------
    Total interest-bearing
      liabilities                   36,448,706     397,715  4.43%    37,951,304     456,482   4.88%  37,493,012    1,813,788   4.84%
                                                  ========                         ========                       ==========
 Non interest-bearing liabilities:
  Demand deposits                   10,931,431                        9,098,260                       9,843,027
  Other liabilities                    334,659                          325,346                         361,048
  Redeemable preferred stock                 -                        1,356,000                         453,667
  Stockholders' equity               5,045,769                        2,475,970                       3,904,072
                                   -----------                      -----------                     -----------
     Total liabilities and
       stockholders' equity        $52,760,565                      $51,206,880                     $52,054,826
                                   ===========                      ===========                     ===========
 Net interest income                              $576,785                         $535,351                       $2,241,632
                                                  ========                         ========                       ==========

 Net interest margin (1)                                    4.75%                             4.61%                            4.63%
                                                            =====                             =====                            =====
 Net interest spread (2)                                    3.59%                             3.67%                            3.54%
                                                            =====                             =====                            =====
 Fees included in loan income                     $ 27,486                         $ 29,843                       $  103,364
                                                  ========                         ========                       ==========
 Taxable equivalent adjustment                    $      -                         $      -                       $        -
                                                  ========                         ========                       ==========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements. This discussion contains forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, statements by suppliers of data processing equipment and services, government agencies and of third parties, as to Year 2000 compliance, and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

A.   Results of Operations for the Three Months Ended March 31, 1999, as
     -------------------------------------------------------------------
     Compared to the Three Months Ended March 31, 1998
     -------------------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $107,768 for the three-month period ended March 31, 1999. This compares with net loss of $131,659 for the same period of 1998. Earnings (loss) per share were $.13 for the first three months ended March 31, 1999, compared to ($.29) for the first three months of 1998.

     Earnings for the first three months of 1999 are primarily due to increased earning assets. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At March 31, 1999, average total earning assets increased $2,214,979 or 4.7% when compared to the first three months of March 31, 1998 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings.

     In February, the Company signed a lease for a branch site at 1451 Chain Bridge Road (Route 123) in McLean, Virginia. The location is the former branch of a competitor bank that closed as a result of a bank merger. This opportunity gives the Bank a low cost entree into a proven market well known to management. The Bank has received all the necessary regulatory approvals and the branch is expected to open in June 1999.

Net Interest Income
-------------------
     For the three-month period ended March 31, 1999, net interest income increased $41,434 or 7.7% from $535,351 at the three-month period ended March 31, 1998 to $576,785 at three-month period ended March 31, 1999. The increase is primarily attributable to decreased interest expense as a result of the Bank's asset liability management. As shown in the Consolidated Average Balances table, average total interest-bearing deposits decreased $1,485,931 or 3.9% from $37,934,637 at March 31, 1998 to $36,448,706 at March 31, 1999. Rate sensitive deposits (customers without an established banking relationship) were allowed to runoff as they matured during the first quarter of 1999. Interest expense on deposits decreased $58,766 or 12.9% at March 31, 1999 when compared to the three month period ended March 31, 1998.

     For the same comparable three-month period, interest income earned on loans decreased $61,457 or 7.1% (Consolidated Statements of Income). The decreased volume of loans due to unexpected payoffs accounts for the decline. As shown in the Consolidated Average Balances table, the average total loan/lease volume decreased $1,526,007 or 4.0% from $37,934,637 at March 31, 1998 to $36,402,395 at March 31, 1999. The decreased loan volume caused a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $53,602 or 116.4%. The investment mix and the increased volume of securities accounted for the rise. As shown in the Consolidated Average Balances table, average investment securities increased $3,687,014 or 116.5% from $3,164,177 at March 31, 1998 to $6,851,191 at March 31, 1999.

Provision for Loan/Lease Losses
-------------------------------
     Provision expense declined $46,921 or 79.5% from $59,000 at March 31, 1998 to $12,079 at March 31, 1999. During the first three months of 1999, the Bank funded its allowance for loan/lease losses by charging $22,200 against earnings compared to $59,000 charged against earnings during the first three months of 1998. During the first quarter of 1999, the parent company, UFBC, sold its only booked loan which resulted in a $19,529 charge to its allowance of $30,940. The remaining UFBC allowance of $11,411 was reversed as a credit to the Company's provision expense.

Noninterest Income
------------------
     Total noninterest income decreased $12,268 or 19.2% for the three month period ended March 31, 1999 compared to the same period of 1998. The decrease is primarily attributable to the recognition of $9,600 of deferred income as the result of a loan payoff during the first quarter of 1998.

Noninterest Expense
-------------------
     Total noninterest expense decreased $163,340 or 24.3% during the first three months of 1999 when compared to the same period of 1998. The decrease is explained by the real estate owned (REO) write-downs totaling $187,666, in connection with the disposition of REO, which occurred in the quarter ended March 31, 1998. REO holding expense declined $7,221 or 48.5% for the comparable periods and also contributed to the decrease in total noninterest expense. The liquidation of REO property during 1998, which eliminated the related holding costs, explains the decline.

     Legal expense declined $5,386 or 42.8% during the nine-month period ended March 31, 1998 when compared to the first three months of 1998. During the first three months of 1999, the Bank incurred general legal fees associated with collections in the normal course of business. In the opinion of management, there were no legal matters pending as of March 31, 1999 which would have a material adverse effect on the Company's financial statements.

     Other expense rose $15,118 or 22.9% during the three-month period ended March 31, 1999 when compared to the first three months of 1998. During the first three months of 1999, the Bank incurred approximately $12,000 of one-time fees associated with Year 2000 compliance and state tax assessments.

     Salaries and employee benefits increased $11,522 or 4.4% from $264,793 at March 31, 1998 to $276,315 at March 31, 1999. The rise is due to additional staffing.

Income Taxes
------------
     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce
deferred taxes or to record a tax benefit.   At the end of 1993, all of UFBC's
accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC accrued no tax benefits for the three months ended March 31, 1999.



B. Financial Condition as of March 31, 1999
   ----------------------------------------

Assets
------
     Total assets decreased $2,280,272 or 4.1% during the first three months of 1999 when compared to the period ended December 31, 1998. The drop in assets is primarily attributable to the Bank's decreased volume of certificates of deposits which had been invested in loans, federal funds sold and investment securities. Federal funds sold and investment securities decreased $1,360,891 or 90.8% from $14,797,597 at December 31, 1998 to $13,436,706 at March 31, 1999.
Loans decreased $582,625 or 1.58% during the first quarter ended March 31, 1999 due to rate driven payoffs.

Allowance for Loan/Lease Losses
-------------------------------
     The allowance for loan/lease losses (allowance) represents an amount which management believes will be adequate to absorb potential losses inherent in the loan/lease portfolio. The provision for loan losses represents the charge to earnings during the year to fund the allowance to cover potential future losses. The amount charged to expense during the year is dependent upon management's and the Board of Directors' assessment of the adequacy of the allowance. Principal factors used in evaluation include prior loss experience, changes in the composition and volume of the portfolio, overall portfolio quality, the value of underlying collateral, reviews of portfolio quality by state and federal supervisory authorities, specific problem loans, and current and anticipated economic conditions that may affect a borrower's ability to repay.

     At March 31, 1999 and December 31, 1998, the allowance was $740,234 and $747,374, respectively, or 2.0% of total loans and leases. Nonperforming loans for the three-month period ended March 31, 1999 totaled $15,781, which resided in the subsidiary, Business Venture Capital, Inc. (BVCI). This compares to a balance of $60,378 at December 31, 1998, of which $15,781 resided in the BVCI and $44,597 in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 46.9 times at March 31, 1999, compared to a coverage of 12.4 times at year end 1998.

Liabilities
-----------
     Total deposits decreased $2,357,325 or 4.7% during the first three months of 1999 when compared to the year ended 1998. During the three months ended March 31, 1999, the deposit mix changed favorably in response to the rate environment and the Bank's liquidity and investment requirements. Rate sensitive certificates of deposits were repriced as they matured during the first quarter which resulted in runoff. Certificates of deposits declined $2,460,061 or 9.7% from $25,345,426 at December 31, 1998 to $22,885,365 at March
31, 1999.

Liquidity and Investment
------------------------
     UFBC's operational needs were significantly reduced by the cancellation of its debt to the FDIC in 1994, staff reduction and reduced professional fees. For the near future, management projects that proceeds received from the May 1998 Private Offering, earning assets, the liquidation of non-Bank REO and the sale of non-Bank assets will provide sufficient cash flow for UFBC's continuing operational needs.

     Consolidated average liquid assets were 28.2% of average total assets at March 31, 1999 compared to 27.1% for the same period ended March 31, 1998 and 31.4% at December 31, 1998 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At March 31, 1999, the Bank's investment portfolio consisted of the following:

                            Available-for-Sale   Held-to-Maturity
                            ------------------   ----------------
U.S. Treasury                               --            769,341
U.S. Government Agency               5,667,965                 --
State and Municipal                         --            140,000
Equity                                 166,400                 --

Capital Requirements
--------------------
     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of March 31, 1999 and 1998.

                                                                                                            1999            1998
                                                                                                        -------------   ------------
Tier I Capital
         Company                                                                                         $ 5,166,525    $ 2,475,970
         The Business Bank                                                                                 4,992,367      3,756,696
Total qualifying capital
         Company                                                                                         $ 5,619,074    $ 3,684,816
         The Business Bank                                                                                 5,443,625      4,220,057
Risk-weighted assets
         Company                                                                                         $35,916,223    $36,975,956
         The Business Bank                                                                                36,100,618     36,807,924
Quarterly average assets
         Company                                                                                         $52,760,565    $51,206,880
         The Business Bank                                                                                52,657,301     51,200,042

                                                                                                                         Required
Risk-based capital ratios:                                                                    1999           1998         Minimum
                                                                                           ---------     -----------    -----------

  Tier I Capital (Tier I capital/risk-weighted assets)
         Company                                                                             14.38%          6.70%         4.00%
         The Business Bank                                                                   13.94%         10.21%         4.00%
Total Capital (Total capital/risk-weighted assets)
         Company                                                                             15.64%          9.97%         8.00%
         The Business Bank                                                                   15.20%         11.47%         8.00%
Leverage ratio (Tier I capital/adjusted average assets)
         Company                                                                              9.79%          4.84%         5.00%
         The Business Bank                                                                    9.48%          7.34%         5.00%

Earnings Per Share
------------------
     The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                                            Income         Shares        Per Share
                                                                                          (Numerator)   (Denominator)     Amount
                                                                                           ---------    ------------    -----------
Basic Earnings Per Share:

For the three months ended March 31, 1999
         Net Income                                                                        $ 107,768

            Income available to common stockholders                                        $ 107,678         831,590    $       .13
                                                                                           =========     ===========    ===========

For the three months ended March 31, 1998
         Net Income                                                                        $(131,659)
         Less: Preferred Stock Dividends                                                     (30,000)
                                                                                           ---------

            Income available to common stockholders                                        $(161,659)        561,640    $      (.29)
                                                                                           =========     ===========    ===========

Diluted Earnings Per Share:

For the three months ended March 31, 1999
         Net Income available to common stockholders                                       $ 107,768        831,590

         Add: Contracts to issue common stock
              Warrants - expire 12/31/99                                                                         267
              Warrants - expire 9/30/01                                                                          609
              Options - expire 12/31/05 - 6/30/08                                                                878
                                                                                                         -----------
              Weighted-average diluted shares outstanding                                                      1,754

         Diluted earnings  per common share:                                               $ 107,768         833,344    $       .13
                                                                                           =========     ===========    ===========

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

       The Company's Y2K Plan consists of three phases. Phase I required the Company to assess its Y2K compliance needs and to develop a plan to address those needs. The assessment included testing the Company's current hardware, software and material external vendors' compliance. Phase I also included assessing the impact Y2K compliance could have on our existing and future customers. The Company completed Phase I in December 1997. The Y2K project team concluded that the Company would need to replace and/or update most of its computer hardware and software. The Y2K project team also concluded that extensive testing would be required of the Bank's data processing company to determine Y2K compliance. The assessment of the impact of Y2K on existing customers was determined to be immaterial to the Company. A questionnaire and information guide was established to assess Year 2000 compliance of future customers. The costs of Phase I, including salary allocations, were approximately $50,000.

       Phase II requires all non-compliant hardware and software to be replaced by May 1999. Approximately one-half of the equipment and software had been replaced as of March 31, 1999. The new equipment and software must be re-tested for compliance by June 1999. The Company has included approximately $154,000 for Y2K compliance costs, including salary allocations, in its 1999 budget. Phase III requires monitoring and review of Year 2000 issues that may have been overlooked. Management does not anticipate material costs in Phase III.

       The Bank's primary supplier of data processing services also has adopted a Y2K plan and timetable which also consists of three phases. The vendor has completed Phase I and Phase II. Phase I problems have been corrected. Phase II included testing key dates such as 12/31/99, 1/1/2000 and 2/29/2000 on a live data base. The vendor is in the process of resolving discrepancies which were detected during the testing. Based on representations from its vendor, management anticipates that the vendor will complete its testing of Phase II Y2K compliance by June 1999. Also, based on information developed to date and representations from its data processing supplier, Phase II testing should resolve most Y2K issues and therefore prevent any material problems which would impact the Company's business, operations, liquidity, capital resources, or financial condition.

       In a worse case scenario, the vendors providing power to the Company would fail and the vendors providing data processing services for the Bank would fail. The Company has adopted and continues to enhance a contingency plan which would include limited back-up power and manual systems and processing to service customers. The Bank maintains a paper copy of most Bank documents. Hard copies of customer records will be printed prior to 1/1/2000 to provide current information. In order to plan for an unusually high cash demand, the Bank has strategically purchased financial instruments and is developing a cash on hand plan for customer withdrawals to ensure adequate liquidity. Management views Y2K as an issue which requires on-going assessment. Management will make assessments, modifications, and corrections to help ensure Y2K compliance.

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


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By:   /s/ HAROLD C. RAUNER
                                    --------------------------------------------
                                    Harold C. Rauner
                                    President and CEO

                                    /s/ LISA M. PORTER
                                    --------------------------------------------
                                    Lisa M. Porter
                                    Chief Financial Officer

Date:    May 7 1999
      ----------------