Form 10QSB
period 1999-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1999-08-13
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
___
         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
___      Exchange Act of 1934.

         For the quarterly period ended June 30, 1999.

                                Or
___
         Transition Report Pursuant to Section 13 or 15(d) of the Securities
___      Exchange Act of 1934.

         For the transition period from _______________ to _______________


                           Commission File No. 0-13395


                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                            IRS Employer Identification
                                                         No. 54-1201253

                   8399 Leesburg Pike, Vienna, Virginia 22182
                            Telephone: (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----    -----
                          Common Stock $1.00 Par Value
                           831,590 Shares Outstanding
                               as of June 30, 1999

            Transitional Small Business Disclosure Format: Yes     No  X
                                                              ----    ----

                          Part 1. Financial Information

Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income / Results of Operations (Unaudited)

                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30,                             June 30,
                                                               -------------------------------        ------------------------------
                                                                      1999             1998                1999            1998
                                                               --------------   --------------        -------------    -------------
Interest income
     Interest and fees on loans/leases                              $814,828         $820,897          $ 1,617,930      $ 1,685,456
     Interest on investment securities                               104,567           68,724              204,222          114,777
     Interest on federal funds sold                                   50,271           93,365              121,950          173,149
     Interest on interest-bearing deposits                               181            1,435                  245            2,871
                                                               --------------   --------------        -------------    -------------
          Total interest income                                      969,847          984,421            1,944,347        1,976,253
                                                               --------------   --------------        -------------    -------------

Interest expense:
     Interest on deposits                                            376,075          456,467              773,790          912,948
     Interest on short-term borrowings                                 7,334              808                7,334              808
                                                               --------------   --------------        -------------    -------------
          Total interest expense                                     383,409          457,275              781,124          913,756
                                                               --------------   --------------        -------------    -------------
          Net interest income                                        586,438          527,146            1,163,223        1,062,497
Provision for loan/lease losses                                       22,200           36,000               34,279           95,000
                                                               --------------   --------------        -------------    -------------
          Net interest income after provision
            for loan/lease losses                                    564,238          491,146            1,128,944          967,497
Noninterest income:
     Gain (loss) on sale of real estate
        owned and other earning assets                                   500           (9,327)              (2,464)          (9,327)
     Loan servicing and other fees                                    18,174           30,709               36,554           49,329
     Other income                                                     31,444           35,296               67,621           80,537
                                                               --------------   --------------        -------------    -------------
          Total noninterest income                                    50,118           56,678              101,711          120,539
                                                               --------------   --------------        -------------    -------------
Noninterest expense:
     Salaries                                                        247,558          213,440              477,210          435,996
     Employee benefits                                                46,285           40,994               92,948           83,231
     Occupancy                                                        94,201           76,367              173,122          153,676
     Furniture and equipment                                          19,113           17,494               38,911           33,261
     Legal                                                             5,484            9,790               12,669           22,361
     FDIC Insurance                                                    4,979            4,506                9,876            8,721
     Data processing                                                  29,523           25,730               62,379           54,618
     Real estate owned holding expense                                   853            9,057                8,514           23,939
     Provision for real estate owned losses                                -                -                    -          187,666
     Other expense                                                    81,577           68,301              162,475          133,029
                                                               --------------   --------------        -------------    -------------
          Total noninterest expense                                  529,573          465,679            1,038,104        1,136,498
                                                               --------------   --------------        -------------    -------------
          Income (loss) before income taxes                           84,783           82,145              192,551          (48,462)
Provision (credit) for income taxes                                    4,608           (1,052)               4,608                -
                                                               --------------   --------------        -------------    -------------
          Net income (loss)                                         $ 80,175         $ 83,197           $  187,943       $  (48,462)
                                                               ==============   ==============        =============    =============

Net income (loss) per common share (Note 3)
     Basic                                                          $   0.10         $   0.13           $     0.23       $    (0.16)
                                                               ==============   ==============        =============    =============
     Diluted                                                        $   0.09         $      -  *        $     0.22       $        -
                                                               ==============   ==============        =============    =============
*anti-dilutive

Comprehensive Income (Note 4)
-----------------------------
     Net income                                                     $ 80,175         $ 83,197           $  187,943       $  (48,462)
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale
         securities                                                  (55,263)             815              (71,658)          (6,843)
                                                               ==============   ==============        =============    =============
     Comprehensive income                                           $ 24,912         $ 84,012           $  116,285       $  (55,305)
                                                               ==============   ==============        =============    =============

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
                Consolidated Balance Sheets / Financial Condition

                                                                             (Unaudited)                (Audited)
                                                                              June 30,                 December 31,
                                 Assets                                         1999                       1998
                                 ------                                  ------------------        -------------------
Cash and due from banks                                                      $  1,698,176               $  2,267,417
Interest-bearing deposits in other banks                                            5,291                          -
Federal funds sold                                                              7,246,000                  7,903,493
Investment Securities:
     Available-for-sale (AFS)                                                   7,005,107                  5,130,213
     Held-to-maturity (HTM)                                                       659,226                  1,763,891
Loans and lease financing, net of unearned
  income of $31,038 and $12,560                                                36,451,550                 36,962,213
     Less:  Allowance for loan/lease losses                                      (762,734)                  (747,374)
                                                                        ------------------        -------------------
          Net loans and lease financing                                        35,688,816                 36,214,839
Real estate owned held for sale, net                                            1,534,750                  1,799,398
Premises and equipment, net                                                       206,614                    119,338
Other assets                                                                      414,417                    374,483
                                                                        ------------------        -------------------
        Total assets                                                         $ 54,458,397               $ 55,573,072
                                                                        ==================        ===================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
     Demand                                                                  $ 12,563,897               $ 14,264,071
     Savings and NOW                                                            2,214,910                  3,051,446
     Money market                                                              10,531,505                  7,524,516
Time deposits:
    Under $100,000                                                             16,235,549                 18,048,129
    $100,000 and over                                                           6,278,220                  7,297,297
                                                                        -----------------         -------------------
           Total deposits                                                      47,824,081                 50,185,459
                                                                        ------------------        -------------------

Short-term borrowings                                                           1,100,000                          -
Other liabilities                                                                 342,323                    311,905
                                                                        ------------------        -------------------
          Total liabilities                                                    49,266,404                 50,497,364
                                                                        ------------------        -------------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                 -                          -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 831,590 shares at 6/30/99 and at 12/31/98                           831,590                    831,590
     Capital in excess of par value                                            14,681,567                 14,681,567
     Retained earnings                                                        (10,266,457)               (10,454,400)
     Unrealized holding gain (loss) - AFS securities                              (54,707)                    16,951
                                                                        ------------------        -------------------
          Total stockholders' equity                                            5,191,993                  5,075,708
                                                                        ------------------        -------------------
        Total liabilities and stockholders' equity                           $ 54,458,397               $ 55,573,072
                                                                        ==================        ===================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                            Three Months Ended
                                                                            --------------------------------------------------
                                                                                June 30, 1999               June 30, 1998
                                                                            ----------------------      ----------------------
Cash flows from operating activities:
Net Income                                                                            $   187,943                 $   (48,462)
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                              24,322                      27,459
  Provision for loan/lease losses                                                          34,279                      95,000
  Provision for losses on real estate owned                                                     -                     187,666
  Amortization of investment security discount                                              3,608                      (2,093)
  Amortization of loan fees and discounts, net                                            (48,396)                    (44,812)
  Net (gain) loss on sale of other real estate owned                                        2,964                       6,732
  (Increase) decrease in other assets                                                     (39,936)                   (238,863)
  Increase (decrease) in other liabilities                                                 30,419                      45,698
                                                                            ----------------------      ----------------------
    Net cash provided by (used in) operating activities                                   195,203                      28,325
                                                                            ----------------------      ----------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                (50,000)                          -
  Principal collected - non-bank subsidiaries                                              23,169                       4,901
  Loans and lease originations, net of collections                                        557,574                   2,175,351
  Loan fees and discounts deferred                                                          9,397                      11,523
  Purchases of securities available-for-sale                                           (2,969,945)                 (3,781,000)
  Purchases of securities held-to-maturity                                                      -                    (750,937)
  Investment made in other real estate owned                                              (41,552)                   (440,802)
  Proceeds received from maturity of securities available-for-sale                      1,019,451                   1,100,000
  Proceeds received from maturity of securities held to maturity                        1,105,000                      91,786
  Proceeds from real estate owned                                                         303,236                     648,687
  Purchases of premises and equipment                                                    (111,598)                    (27,771)
                                                                            ----------------------      ----------------------
    Net cash provided by (used in) investing activities                                  (155,268)                   (968,262)
                                                                            ----------------------      ----------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                    470,279                   2,239,522
  Certificates of deposit sold (matured), net                                          (2,831,657)                    421,187
  Net change in short-term borrowings                                                   1,100,000                           -
  Proceeds from sale of common stock                                                            -                   2,148,141
  Redeem preferred stock                                                                        -                  (1,386,000)
                                                                            ----------------------      ----------------------
    Net cash provided by (used in) financing activities                                (1,261,378)                  3,422,850
                                                                            ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                   (1,221,443)                  2,482,913
Cash and cash equivalents at beginning of the year                                     10,170,910                   5,041,418
                                                                            ----------------------      ----------------------
Cash and cash equivalents at end of the quarter                                       $ 8,949,467                 $ 7,524,331
                                                                            ======================      ======================

Supplemental disclosures of cash flow information: Cash paid during the years for:
    Interest on deposits and other borrowings                                         $   800,804                 $   904,475
    Income taxes                                                                           10,885                       4,005

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                                  $    71,658                 $    (6,843)
  Increase in foreclosed properties and decrease in loans                             $         -                 $         -
   Accrued dividend on preferred stock - series A                                     $         -                 $    50,000

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

Note 3 - On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There dilutive effect for the six month period ended June 30, 1999 is shown within this report. The calculation for the six month period ended June 30, 1998 was anti-dilutive. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

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

    ----------------------------------------------------
    UNITED FINANCIAL BANKING COMPANIES, INC.
    CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
    YIELDS AND RATES
    ----------------------------------------------------

                                                                 For the Six Month Period Ended
                                                    June 30, 1999                              June 30, 1998
---------------------------------------------------------------------------------------------------------------------------
                                             Average                    Yield/         Average                     Yield/
                                             Balance        Interest      Rate         Balance         Interest      Rate
---------------------------------------------------------------------------------------------------------------------------
                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                            $23,939,845     $ 1,065,581   8.98%       $25,994,505     $ 1,236,510    9.59%
     Real estate construction                3,854,964         196,381  10.27%         2,396,255         112,270    9.45%
     Real estate mortgage                    7,163,116         286,306   8.06%         6,831,601         260,409    7.69%
     Installment                             1,578,338          69,662   8.90%         1,628,586          76,267    9.44%
     Leases                                          -               -       -           304,642               -        -
                                        ---------------  --------------            --------------  --------------
        Total loans/leases                  36,536,263       1,617,930   8.93%        37,155,589       1,685,456    9.15%
                                        ---------------  --------------            --------------  --------------

    Interest-bearing deposits                        -               -       -           100,000           2,871    5.79%
    Federal funds sold                       5,200,585         122,195   4.74%         6,229,813         173,149    5.60%
    Investment securities                    7,066,139         204,222   5.83%         4,002,306         114,777    5.78%
                                        ---------------  --------------            --------------  --------------
       Total earning assets                 48,802,987       1,944,347   8.03%        47,487,708       1,976,253    8.39%
                                                         ==============                            ==============

    Noninterest-earning assets
     Cash and due from banks                 1,924,608                                 1,803,888
     Other assets                            2,156,443                                 2,825,492
     Allowance for loan losses/lease          (739,055)                                 (763,647)
                                        ---------------                            --------------
         Total assets                      $52,144,983                               $51,353,441
                                        ===============                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts                3,480,845          38,861   2.25%         2,297,645          26,929    2.36%
     Money market accounts                   8,828,378         134,981   3.08%         8,872,391         161,839    3.68%
     Time:
      Under $100,000                        16,932,376         436,097   5.19%        19,846,643         540,321    5.49%
      $100,000 and over                      6,484,373         163,851   5.10%         6,827,608         183,859    5.43%
                                        ---------------  --------------            --------------  --------------
        Total interest-bearing
          deposits                          35,725,972         773,790   4.37%        37,844,287         912,948    4.86%
    Short-term borrowings                      300,000           7,334   4.93%            81,944             808    1.99%
                                        ---------------  --------------            --------------  --------------
       Total interest-bearing
         liabilities                        36,025,972         781,124   4.37%        37,926,231         913,756    4.86%
                                                         ==============                            ==============
    Non interest-bearing liabilities:
     Demand deposits                        10,691,024                                 9,278,747
     Other liabilities                         323,077                                   377,076
     Redeemable preferred stock                      -                                   907,333
     Stockholders' equity                    5,104,910                                 2,864,054
                                        ---------------                            --------------
        Total liabilities and
           stockholders' equity            $52,144,983                               $51,353,441
                                        ===============                            ==============
    Net interest income                                    $ 1,163,223                               $ 1,062,497
                                                         ==============                            ==============

    Net interest margin (1)                                              4.81%                                      4.51%
                                                                       ========                                   ========
    Net interest spread (2)                                              3.66%                                      3.53%
                                                                       ========                                   ========
    Fees included in loan income                           $    73,888                               $    47,914
                                                         ==============                            ==============
    Taxable equivalent adjustment                          $         -                               $         -
                                                         ==============                            ==============

                                                                       For the Year Ended
                                                                        December 31, 1998
                                                          ------------------------------------------
                                                              Average                      Yield/
                                                              Balance        Interest        Rate
                                                          ------------------------------------------
                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                                             $25,163,714      $2,462,453     9.79%
     Real estate construction                                 2,756,519         264,084     9.58%
     Real estate mortgage                                     6,950,303         527,037     7.58%
     Installment                                              1,641,652         151,500     9.23%
     Leases                                                     273,446               -         -
                                                          --------------   -------------
        Total loans/leases                                   36,785,634       3,405,074     9.26%
                                                          --------------   -------------

    Interest-bearing deposits                                    88,056           5,491     6.24%
    Federal funds sold                                        6,229,522         339,393     5.45%
    Investment securities                                     5,264,914         305,462     5.80%
                                                          --------------   -------------
       Total earning assets                                  48,368,126       4,055,420     8.38%
                                                                           =============

    Noninterest-earning assets
     Cash and due from banks                                  1,768,063
     Other assets                                             2,682,471
     Allowance for loan losses/lease                           (763,834)
                                                          ==============
         Total assets                                       $52,054,826
                                                          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts                                 2,360,360          56,526     2.39%
     Money market accounts                                    8,817,006         317,462     3.60%
     Time:
      Under $100,000                                         19,638,531       1,078,163     5.49%
      $100,000 and over                                       6,636,143         360,829     5.44%
                                                          --------------   -------------
        Total interest-bearing
          deposits                                           37,452,040       1,812,980     4.84%
    Short-term borrowings                                        40,972             808     1.97%
                                                          --------------   -------------
       Total interest-bearing
         liabilities                                         37,493,012       1,813,788     4.84%
                                                                           =============
    Non interest-bearing liabilities:
     Demand deposits                                          9,843,027
     Other liabilities                                          361,048
     Redeemable preferred stock                                 453,667
     Stockholders' equity                                     3,904,072
                                                          --------------
        Total liabilities and
           stockholders' equity                             $52,054,826
                                                          ==============
    Net interest income                                                      $2,241,632
                                                                           =============

    Net interest margin (1)                                                                 4.63%
                                                                                          ========
    Net interest spread (2)                                                                 3.54%
                                                                                          ========
    Fees included in loan income                                             $  103,364
                                                                           =============
    Taxable equivalent adjustment                                            $        -
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

A.    Results of Operations for the Six Months Ended June 30, 1999 as Compared
      ------------------------------------------------------------------------
      to the Six Months Ended June 30, 1998
      -------------------------------------


General
-------
         The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc.
(UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $187,943 for the six-month period ended June 30, 1999. This compares with net loss of $48,462 for the same period of 1998. Basic earnings (loss) per share were $.23 for the first six months ended June 30, 1999 compared to ($.16) for the first six months of 1998.

         Earnings for the first six months of 1999 are primarily due to increased earning assets. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At June 30, 1999, average total earning assets increased $1,315,279 or 2.8% when compared to the first six months of June 30, 1998 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings.

         On July 14,1999, the Company filed a registration statement with the Securities and Exchange Commission to offer 170,000 shares of United Financial Banking Companies, Inc. common stock at $9.00 per share. The offering includes a 10% over line in the event of over subscription.

         In February, the Company signed a lease for a branch site at 1451 Chain Bridge Road (Route 123) in McLean, Virginia. The location is the former branch of a competitor bank that closed as a result of a bank merger. The branch opened June 23, 1999.

Net Interest Income
-------------------
         For the six-month period ended June 30, 1999, net interest income increased $100,726 or 9.5% from $1,062,497 at the six-month period ended June 30, 1998 to $1,163,223 at the six-month period ended June 30, 1999. The increase is primarily attributable to decreased interest expense as a result of the Bank's asset liability management. As shown in the Consolidated Average Balances table, average total interest-bearing deposits decreased $2,118,315 or 11.2% from $37,844,287 at June 30, 1998 to $35,725,972 at June 30, 1999. Rate
sensitive deposits (customers without an established banking relationship) were allowed to runoff as they matured during the first and second quarters of 1999 as loan payoffs exceeded loan demand during the first six months. Interest expense on deposits decreased $139,158 or 15.2% at June 30, 1999 when compared to the six month period ended June 30, 1998. Interest expense on short-term borrowings increased $6,526 or 807.7% as a result of the Bank's 1,100,000 in borrowings from the Federal Home Loan Bank of Atlanta. Total interest expense declined $132,632 or 14.5% when comparing June 30, 1999 to June 30, 1998. The decreased interest expense contributed favorably to net interest income.

         For the same comparable six-month period, interest and fee income earned on loans decreased $67,526 or 4.0% (Consolidated Statements of Income). The decreased volume of loans due to unexpected payoffs accounts for the decline. As shown in the Consolidated Average Balances table, the average total loan/lease volume decreased $619,326 or 1.7% from $37,155,589 at June 30, 1998 to $35,536,263 at June 30, 1999. The decreased loan volume caused a change in the investment mix, such as loans, securities or federal funds, chosen by management during the comparable periods. Interest earned on investment securities increased $89,445 or 77.9%. The investment mix and the increased volume of securities accounted for the rise. As shown in the Consolidated Average Balances table, average investment securities increased $3,063,833 or 76.6% from $4,002,306 at June 30, 1998 to $7,066,139 at June 30,
1999.

Provision for Loan/Lease Losses
-------------------------------
          Provision expense declined $60,721 or 63.9% from $95,000 at June 30, 1998 to $34,279 at June 30, 1999. During the first six months of 1999, the Bank funded its allowance for loan/lease losses by charging $44,400 against earnings compared to $95,000 charged against earnings during the first six months of 1998. The Bank charged-off a $53,000 commercial loan during the first six months of 1998. During the first quarter of 1999, the parent company, UFBC, sold its only booked loan which resulted in a $19,529 charge to its allowance of $30,940. The remaining UFBC allowance of $11,411 was reversed and credited to the Company's provision expense.

Noninterest Income
------------------
         Total noninterest income decreased $18,828 or 15.6% for the six month period ended June 30, 1999 compared to the same period of 1998. The decrease is primarily attributable to the recognition of $9,600 of deferred income as the result of a loan payoff during the first quarter of 1998. The attrition of loans which generated servicing income also contributed to the decline.

Noninterest Expense
-------------------
         Total noninterest expense decreased $98,394 or 8.7% during the first six months of 1999 when compared to the same period of 1998. The decrease is explained by the real estate owned (REO) write-downs totaling $187,666, in connection with the disposition of REO, which occurred in the quarter ended March 31, 1998. REO holding expense declined $15,425 or 64.4% for the comparable periods and also contributed to the decrease in total noninterest expense. The liquidation of REO property during 1998, which eliminated the related holding costs, explains the decline.

         Total noninterest expense increased $63,894 or 13.7% during the three month period ended June 30, 1999 when compared to the same period of 1998. During the comparable period, salaries increased $34,118 or 15.9%, employee benefits increased 5,291 or 12.9% and occupancy increased $17,834 or 23.4%. The increases were due to staffing and other costs associated with the McLean branch.

          Legal expense declined $9,692 or 43.3% during the six-month period ended June 30, 1999 when compared to the first six months of 1998. The Bank incurred approximately $3,000 of litigation expense in the first six months of 1998. Also in the first six months of 1998, UFBC incurred costs associated with non-recurring regulatory filings. During the first six months of 1999, the Bank incurred general legal fees associated with collections in the normal course of business. In the opinion of management, there were no legal matters pending as of June 30, 1999 which would have a material adverse effect on the Company`s financial statements.

         Salaries and employee benefits increased $50,931 or 9.8% from $519,227 at June 30, 1998 to $570,158 at June 30, 1999. The rise is due to additional staffing as the Company expands its banking operations.

         Other expense rose $29,446 or 22.1% during the six-month period ended June 30, 1999 when compared to the first six months of 1998. During the first six months of 1999, the Bank incurred approximately $12,000 of one-time fees associated with Year 2000 compliance and state tax assessments. One-time costs associated with opening the new McLean branch also contributed to the increase.


Income Taxes
------------
         In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of UFBC to use its losses to reduce deferred taxes or to record a tax benefit. At the end of 1993, all of UFBC's accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC accrued no tax benefits for the six months ended June 30, 1999.

B.   Financial Condition as of June 30, 1999
     ---------------------------------------

Assets
------
         Total assets decreased $1,114,675 or 2.0% during the first six months of 1999 when compared to the period ended December 31, 1998. The drop in assets is primarily attributable to the Bank's decreased volume of loans and the liquidation of real estate owned. Loans decreased $510,663 or 1.4 from $36,962,213 at December 31, 1998 to $36,451,550 at June 30, 1999 due to rate driven payoffs. Real estate owned decreased $264,648 or 14.7% during the first six months ended June 30, 1999 due to sales.

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

         At June 30, 1999 and December 31, 1998, the allowance was $762,734 and $747,374, respectively, or 2.0% of total loans and leases. Nonperforming loans for the six-month period ended June 30, 1999 totaled $15,781, which resided in the subsidiary, Business Venture Capital, Inc. (BVCI). This compares to a balance of $60,378 at December 31, 1998, of which $15,781 resided in the BVCI and $44,597 in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 48.3 times at June 30, 1999, compared to a coverage of 12.4 times at year end 1998.

         Premises and equipment, net of accumulated depreciation, increased $87,276 or 73.1% during the first six months of 1999. The increase was due to purchases and build out associated with the McLean branch. Purchases of Year 2000 compliant equipment for the main branch also contributed to the increase.

Liabilities
-----------
         Total deposits decreased $2,361,378 or 4.7% during the first six months of 1999 when compared to the year ended 1998. During the six months ended June 30, 1999, the deposit mix changed favorably in response to the rate environment and the Bank's liquidity and investment requirements. Rate sensitive certificates of deposits were repriced as they matured during the first and second quarters of 1999 which resulted in runoff. Certificates of deposits declined $2,831,657 or 11.2% from $25,345,426 at December 31, 1998 to
$22,513,769 at June 30, 1999. Core deposits such as demand deposits and money market accounts rose $1,306,815 or 6.0% from $21,788,587 at December 31, 1998 to $23,095,402 at June 30, 1999. The change is part of management's continuing plan to increase core deposits to provide a base for the Bank's growth.

         The Bank borrowed $1,100,000 from the Federal Home Loan Bank of Atlanta in May 1999. The short-term borrowings mature in November 1999. The transaction tested the Bank's borrowing process should the need arise for Year 2000 concerns. The funds also supplement liquidity while the McLean branch builds a deposit base.

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

         Consolidated average liquid assets were 27.2% of average total assets at June 30, 1999 compared to 23.6% for the same period ended June 30, 1998 and 31.4% at December 31, 1998 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

         At June 30, 1999, the Bank's investment portfolio consisted of the following:

                               Available-for-Sale         Held-to-Maturity
                               ------------------         ----------------
U.S. Treasury                             --                  519,226
U.S. Government Agency             6,838,707                       --
State and Municipal                       --                  140,000
Equity                               166,400                       --


Capital Requirements
--------------------
         The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of June 30, 1999 and 1998.


                                                1999               1998
                                             ----------         ----------
Tier I Capital
              Company                    $    5,246,700     $    4,687,308
              The Business Bank               5,098,617          4,473,641
Total qualifying capital
              Company                    $    5,704,078     $    5,130,509
              The Business Bank               5,554,609          4,914,427
Risk-weighted assets
              Company                    $   36,284,871     $   35,160,031
              The Business Bank              36,177,150         34,995,336
Quarterly average assets
              Company                    $   52,815,096     $   51,778,396
              The Business Bank              51,406,043         51,335,964

                                                                                                             Required
Risk-based capital ratios:                                            1999                1998                Minimum
                                                                    --------            --------             --------
  Tier I Capital (Tier I capital/risk-weighted assets)
              Company                                                14.46%              13.33%                4.00%

              The Business Bank                                      14.09%              12.78%                4.00%
Total Capital (Total capital/risk-weighted assets)
              Company                                                15.72%              14.59%                8.00%
              The Business Bank                                      15.35%              14.04%                8.00%
Leverage ratio (Tier I capital/adjusted average assets)
              Company                                                 9.93%               9.05%                5.00%
              The Business Bank                                       9.92%               8.71%                5.00%


Earnings Per Share
------------------

         The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                       Income               Shares              Per Share
                                                                     (Numerator)         (Denominator)            Amount
                                                                     -----------         -------------            ------
Basic Earnings Per Share:

For the six months ended June 30, 1999
              Net Income                                             $  187,943

                 Income available to common stockholders             $  187,943               831,590            $     .23
                                                                      =========             =========            =========

For the six months ended June 30, 1998
              Net Income                                             $  (48,642)
              Less: Preferred Stock Dividends                           (50,000)
                                                                     ----------

                 Income available to common stockholders             $  (98,462)              599,805            $    (.16)
                                                                      =========             =========            =========

Diluted Earnings Per Share:

For the six months ended June 30, 1999
              Net Income available to common stockholders            $  187,943               831,590

              Add: Contracts to issue common stock
                     Warrants - expire 12/31/99                                                 2,000
                     Warrants - expire  9/30/01                                                 4,571
                     Options - expire 12/31/05 - 6/30/08                                        6,812
                                                                                            ---------
                     Weighted-average diluted shares outstanding                               13,383

              Diluted earnings per common share:                     $  187,943               844,973            $     .22
                                                                      =========             =========            =========

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

              Phase II requires all non-compliant hardware and software to be replaced by May 1999. All of the equipment and software identified in Phase I had been replaced as of June 30, 1999. The new equipment and software must be re-tested for compliance by August 1999. The Company has included approximately $154,000 for Y2K compliance costs, including salary allocations, in its 1999 budget.

               Phase III requires monitoring and review of Year 2000 issues that may have been overlooked. Management does not anticipate material costs in Phase III.

              The Bank's primary supplier of data processing services also has adopted a Y2K plan and timetable which also consists of three phases. The vendor has completed Phase I and Phase II. Phase I problems have been corrected. Phase II included testing key dates such as 12/31/99, 1/1/2000 and 2/29/2000 on a live data base. The vendor has resolved the discrepancies which were detected during the testing. Based on representations from its vendor, management anticipates that the vendor has completed its testing of Phase II Y2K compliance. Also, based on information developed to date and representations from its data processing supplier, Phase II testing should have resolved most Y2K issues and therefore should prevent any material problems which could impact the Company's business, operations, liquidity, capital resources, or financial condition.

              In a worse case scenario, the vendors providing power to the Company would fail and the vendors providing data processing services for the Bank would fail. The Company has adopted and continues to enhance a contingency plan which includes limited back-up power and manual systems and processing to service customers. The Bank maintains a paper copy of most Bank documents. Hard copies of customer records will be printed prior to 1/1/2000 to provide current information. In order to plan for an unusually high cash demand, the Bank has strategically purchased financial instruments and is developing a cash on hand plan for customer withdrawals to ensure adequate liquidity. Management views Y2K as an issue which requires on-going assessment. Management will make assessments, modifications, and corrections to help ensure Y2K compliance.


                           PART II. OTHER INFORMATION



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 4, 1999, the shareholders elected Dennis I. Meyer, Sharon A. Stakes and Jeffery T. Valcourt to serve as Class Three directors until the 2002 Annual Meeting of Shareholders and Manuel V. Fernandez to serve as a Class One successor director until the 2000 Annual Meeting of Shareholders. The shareholders also voted to approve the 1999 Directors Stock Plan and the 1999 Executive Stock Plan.


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

Date:     August 12, 1999
      -----------------------
                                      13