Form 10QSB
period 1999-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 1999-11-15
CIK 714286

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

----
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934.

               For the quarterly period ended September 30, 1999.

                                       Or
---
--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                       to
                               ---------------------    ------------------------


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

                          Common Stock $1.00 Par Value
                           873,257 Shares Outstanding
                            as of September 30, 1999

   Transitional Small Business Disclosure Format:  Yes        No    X
                                                      --------  ---------

                          Part 1. Financial Information
Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income / Results of Operations
        (Unaudited)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                            ----------------------------------------
                                                                                   1999                  1998
                                                                            ------------------    ------------------
Interest income:
     Interest and fees on loans/leases                                              $ 814,172             $ 879,274
     Interest on investment securities                                                120,867                88,645
     Interest on federal funds sold                                                    67,108                90,295
     Interest on interest-bearing deposits                                                  -                 1,710
                                                                            ------------------    ------------------
          Total interest income                                                     1,002,147             1,059,924
                                                                            ------------------    ------------------

Interest expense:
     Interest on deposits                                                             393,038               456,448
     Interest on short-term borrowings                                                 14,664                     -
                                                                            ------------------    ------------------
          Total interest expense                                                      407,702               456,448
                                                                            ------------------    ------------------
          Net interest income                                                         594,445               603,476

Provision for loan/lease losses                                                        22,200                23,900
                                                                            ------------------    ------------------
         Net interest income after provision
         for loan/lease losses                                                        572,245               579,576
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                                82,492                22,450
     Loan servicing and other fees                                                     18,041                23,427
     Other income                                                                      37,214                84,924
                                                                            ------------------    ------------------
          Total noninterest income                                                    137,747               130,801
                                                                            ------------------    ------------------
Noninterest expense:
     Salaries                                                                         267,547               210,579
     Employee benefits                                                                 50,725                41,079
     Occupancy                                                                         93,593                77,739
     Furniture and equipment                                                           28,772                21,610
     Legal                                                                              9,687                 7,921
     FDIC Insurance                                                                     1,328                 4,950
     Data processing                                                                   31,367                28,844
     Real estate owned holding expense                                                  3,863                 8,618
     Provision for real estate owned losses                                                 -                40,000
     Other expense                                                                     97,324                79,101
                                                                            ------------------    ------------------
          Total noninterest expense                                                   584,206               520,441
                                                                            ------------------    ------------------
          Income (loss) before income taxes                                           125,786               189,936
Provision (credit) for income taxes                                                     2,304                     -
                                                                            ------------------    ------------------
          Net income (loss)                                                         $ 123,482             $ 189,936
                                                                            ==================    ==================

Net income (loss) per common share (Note 3)
     Basic

     Diluted



Comprehensive Income (Note 4)
     Net income                                                                     $ 123,482             $ 189,936
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities                     (19,274)               16,324
                                                                            ------------------    ------------------
      Comprehensive income                                                          $ 104,208             $ 206,260
                                                                            ==================    ==================




                                                                                       Nine Months Ended
                                                                                        September 30,
                                                                            ----------------------------------------
                                                                                   1999                 1998
                                                                            ------------------    ------------------
Interest income:
     Interest and fees on loans/leases                                            $ 2,432,102           $ 2,564,730
     Interest on investment securities                                                325,089               203,422
     Interest on federal funds sold                                                   189,058               263,444
     Interest on interest-bearing deposits                                                245                 4,581
                                                                            ------------------    ------------------
          Total interest income                                                     2,946,494             3,036,177
                                                                            ------------------    ------------------

Interest expense:
     Interest on deposits                                                           1,166,828             1,369,396
     Interest on short-term borrowings                                                 21,998                   808
                                                                            ------------------    ------------------
          Total interest expense                                                    1,188,826             1,370,204
                                                                            ------------------    ------------------
          Net interest income                                                       1,757,668             1,665,973

Provision for loan/lease losses                                                        56,479               118,900
                                                                            ------------------    ------------------
         Net interest income after provision
         for loan/lease losses                                                      1,701,189             1,547,073
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                                80,028                13,123
     Loan servicing and other fees                                                     54,595                72,756
     Other income                                                                     104,835               165,461
                                                                            ------------------    ------------------
          Total noninterest income                                                    239,458               251,340
                                                                            ------------------    ------------------
Noninterest expense:
     Salaries                                                                         744,757               646,575
     Employee benefits                                                                143,673               124,310
     Occupancy                                                                        264,315               231,415
     Furniture and equipment                                                           67,683                54,871
     Legal                                                                             22,356                30,282
     FDIC Insurance                                                                    11,204                13,671
     Data processing                                                                   93,746                83,462
     Real estate owned holding expense                                                 12,377                32,557
     Provision for real estate owned losses                                                 -               227,666
     Other expense                                                                    262,199               212,130
                                                                            ------------------    ------------------
          Total noninterest expense                                                 1,622,310             1,656,939
                                                                            ------------------    ------------------
          Income (loss) before income taxes                                           318,337               141,474
Provision (credit) for income taxes                                                     6,912                     -
                                                                            ------------------    ------------------
          Net income (loss)                                                       $   311,425           $   141,474
                                                                            ==================    ==================

Net income (loss) per common share (Note 3)
     Basic                                                                        $      0.37           $      0.14
                                                                            ==================    ==================
     Diluted                                                                      $      0.37           $      0.13
                                                                            ==================    ==================


Comprehensive Income (Note 4)
     Net income                                                                   $   311,425           $   141,474
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities                     (90,932)               (6,843)
                                                                            ------------------    ------------------
      Comprehensive income                                                        $   220,493           $   134,631
                                                                            ==================    ==================


           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition


                                                                                         (Unaudited)                (Audited)
                                                                                        September 30,              December 31
                                 Assets                                                     1999                       1998
                                 ------                                               ------------------        -------------------
Cash and due from banks                                                                    $ 1,975,239                $ 2,267,417
Federal funds sold                                                                           4,551,000                  7,903,493
Investment Securities:
     Available-for-sale (AFS)                                                                7,666,483                  5,130,213
     Held-to-maturity (HTM)                                                                    640,130                  1,763,891
Loans and lease financing, net of unearned
income of $34,046 and $12,560                                                               38,108,088                 36,962,213
     Less:  Allowance for loan/lease losses                                                   (769,425)                  (747,374)
                                                                                     ------------------        -------------------
          Net loans and lease financing                                                     37,338,663                 36,214,839
Real estate owned held for sale, net                                                         1,575,180                  1,799,398
Premises and equipment, net                                                                    258,451                    119,338
Other assets                                                                                   460,518                    374,483
                                                                                     ------------------        -------------------
        Total assets                                                                      $ 54,465,664               $ 55,573,072
                                                                                     ==================        ===================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
     Demand                                                                                $ 9,782,281               $ 14,264,071
     Savings and NOW                                                                         3,091,987                  3,051,446
     Money market                                                                           12,309,769                  7,524,516
Time deposits:
    Under $100,000                                                                          16,502,263                 18,048,129
    $100,000 and over                                                                        5,655,616                  7,297,297
                                                                                     ------------------        -------------------
           Total deposits                                                                   47,341,916                 50,185,459
                                                                                     ------------------        -------------------

Short-term borrowings                                                                        1,100,000                          -
Other liabilities                                                                              352,548                    311,905
                                                                                     ------------------        -------------------
          Total liabilities                                                                 48,794,464                 50,497,364
                                                                                     ------------------        -------------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                              -                          -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 873,257 shares at 9/30/99 and 831,590 at 12/31/98                                873,257                    831,590
     Capital in excess of par value                                                         15,014,899                 14,681,567
     Retained earnings                                                                     (10,142,975)               (10,454,400)
     Unrealized holding gain (loss) - AFS securities                                           (73,981)                    16,951
                                                                                     ------------------        -------------------
          Total stockholders' equity                                                         5,671,200                  5,075,708
                                                                                     ------------------        -------------------
        Total liabilities and stockholders' equity                                        $ 54,465,664               $ 55,573,072
                                                                                     ==================        ===================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                             Nine Months Ended
                                                                             --------------------------------------------------
                                                                              September 30, 1999          September 30, 1998
                                                                             ----------------------      ----------------------
Cash flows from operating activities:
Net Income                                                                   $             311,425       $             141,474
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                               39,733                      46,292
  Provision for loan/lease losses                                                           56,479                     118,900
  Provision for losses on real estate owned                                                      -                     227,666
  Amortization of investment security discount                                               5,491                      (1,639)
  Amortization of loan fees and discounts, net                                             (43,228)                    (25,294)
  Net (gain) loss on sale of other real estate owned                                       (80,476)                    (13,123)
  (Increase) decrease in other assets                                                      (86,037)                   (189,913)
  Increase (decrease) in other liabilities                                                  40,644                     (14,689)
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) operating activities                                    244,031                     289,674
                                                                             ----------------------      ----------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                 (50,000)                          -
  Principal collected - non-bank subsidiaries                                               23,673                       7,063
  Loans and lease originations, net of collections                                      (1,136,130)                  1,818,362
  Loan fees and discounts deferred                                                          25,382                      14,756
  Purchases of securities available-for-sale                                            (4,040,724)                 (4,281,100)
  Purchases of securities held-to-maturity                                                       -                    (769,908)
  Investment made in other real estate owned                                              (225,907)                   (591,266)
  Proceeds received from maturity of securities available-for-sale                       1,410,823                   1,402,009
  Proceeds received from maturity of securities held to maturity                         1,120,970                      91,786
  Proceeds from real estate owned                                                          530,601                     942,279
  Purchases of premises and equipment                                                     (178,846)                    (39,695)
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) investing activities                                 (2,520,158)                 (1,405,714)
                                                                             ----------------------      ----------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                     344,004                   4,566,753
  Certificates of deposit sold (matured), net                                           (3,187,547)                     35,258
  Net change in short-term borrowings                                                    1,100,000                           -
  Proceeds from sale of common stock                                                       374,999                   2,357,895
  Redeem preferred stock                                                                         -                  (1,386,000)
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) financing activities                                 (1,368,544)                  5,573,906
                                                                             ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                    (3,644,671)                  4,457,866
Cash and cash equivalents at beginning of the year                                      10,170,910                   5,041,418
                                                                             ======================      ======================
Cash and cash equivalents at end of the quarter                              $           6,526,239       $           9,499,284
                                                                             ======================      ======================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                $           1,206,666       $           1,363,318
    Income taxes                                                                            10,885                      12,655

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                         $              90,932       $               9,481
  Increase in foreclosed properties and decrease in loans                    $                   -       $                   -
   Accrued dividend on preferred stock - series A                            $                   -       $              50,000

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

Note 3 - On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income
              (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There dilutive effect for the nine month period ended September 30, 1999 is shown within this report. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS 128.

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

---------------------------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
---------------------------------------------------------------------

                                             For the Nine Month Period Ended
                                                    September 30, 1999                         September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/         Average                     Yield/
                                           Balance         Interest     Rate          Balance         Interest     Rate
-------------------------------------------------------------------------------------------------------------------------
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                              $23,720,733     $ 1,622,506    9.15%       $25,395,129     $ 1,879,053    9.89%
 Real estate construction                  4,019,759         276,186    9.19%         2,553,497         182,697    9.57%
 Real estate mortgage                      7,410,499         429,853    7.76%         6,866,692         388,467    7.56%
 Installment                               1,563,362         103,557    8.86%         1,646,998         114,513    9.30%
 Leases                                           --              --       --           298,634              --       --
                                        -------------   -------------              -------------   -------------
     Total loans/leases                   36,714,353       2,432,102    8.86%        36,760,950       2,564,730    9.33%
                                        -------------   -------------              -------------   -------------

Interest-bearing deposits                         --              --       --           100,000           4,581    6.12%
Federal funds sold                         5,186,830         189,058    4.87%         6,314,045         263,444    5.58%
Investment securities                      7,415,244         325,089    5.86%         4,751,580         203,422    5.72%
                                        -------------   -------------              -------------   -------------
   Total earning assets                   49,316,427       2,946,249    7.99%        47,926,575       3,036,177    8.47%
                                                        =============                              =============

Noninterest-earning assets
 Cash and due from banks                   1,907,990                                  1,749,774
 Other assets                              2,211,556                                  2,732,154
 Allowance for loan losses/lease            (746,334)                                  (759,241)
                                        -------------                              -------------
     Total assets                        $52,689,639                                $51,649,262
                                        =============                              =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                  3,314,078          56,448    2.28%         2,272,102          40,300    2.37%
 Money market accounts                     9,559,792         224,713    3.14%         8,919,504         240,546    3.66%
 Time:
  Under $100,000                          16,802,962         648,439    5.16%        19,743,867         815,600    5.52%
  $100,000 and over                        6,378,328         238,479    5.00%         6,709,046         272,950    5.44%
                                        -------------   -------------              -------------   -------------
    Total interest-bearing
      deposits                            36,055,160       1,168,079    4.33%        37,644,519       1,369,396    4.88%
Short-term borrowings                        566,667          21,998    5.19%            54,629             808    1.98%
                                        -------------   -------------              -------------   -------------
   Total interest-bearing
     liabilities                          36,621,827       1,190,077    4.34%        37,699,148       1,370,204    4.87%
                                                        =============                              =============
Non interest-bearing liabilities:
 Demand deposits                          10,609,167                                  9,452,394
 Other liabilities                           329,234                                    355,266
 Redeemable preferred stock                        -                                    604,888
 Stockholders' equity                      5,129,411                                  3,537,566
                                        -------------                              -------------
    Total liabilities and
       stockholders' equity              $52,689,639                                $51,649,262
                                        =============                              =============
Net interest income                                      $ 1,756,172                                $ 1,665,973
                                                        =============                              =============

Net interest margin (1)                                                 4.76%                                      4.65%
                                                                       =======                                    =======
Net interest spread (2)                                                 3.65%                                      3.61%
                                                                       =======                                    =======
Fees included in loan income                             $    73,888                                $    71,127
                                                        =============                              =============
Taxable equivalent adjustment                            $        --                                $        --
                                                        =============                              =============


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

A.      Results of Operations for the Nine Months Ended September 30, 1999 as
        ---------------------------------------------------------------------
        Compared to the Nine Months Ended September 30, 1998
        ----------------------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $311,425 for the nine-month period ended September 30, 1999. This compares with net income of $141,474 for the same period of 1998. Basic earnings (loss) per share were $.37 for the first nine months ended September 30, 1999 compared to $.14 for the first nine months of 1998.

     Earnings for the first nine months of 1999 are primarily due to increased earning assets and a decreased cost of funds. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At September 30, 1999, average total earning assets increased $1,389,852 or 2.9% when compared to the first nine months of September 30, 1998 (Consolidated Average Balances table). The increase has favorably contributed to the Company's operating earnings. Total interest expense declined $181,378 or 13.2% when comparing September 30, 1999 to September 30, 1998. The decline has contributed favorably to the Company's net income.

     During the third quarter of 1999, the Company filed a registration statement with the Securities and Exchange Commission to offer 170,000 shares of United Financial Banking Companies, Inc. common stock at $9.00 per share. The offering includes a 10% over line in the event of over subscription.

Net Interest Income
-------------------
     For the nine-month period ended September 30, 1999, net interest income increased $91,695 or 5.5% from $1,665,973 at the nine-month period ended September 30, 1998 to $1,757,668 at the nine-month period ended September 30, 1999. The increase is primarily attributable to decreased interest expense as a result of the Bank's asset liability management. As shown in the Consolidated Average Balances table, average total interest-bearing deposits decreased $1,589,359 or 4.2% from $37,644,519 at September 30, 1998 to $36,055,160 at
September 30, 1999. Rate sensitive deposits (customers without an established banking relationship) were allowed to runoff as they matured during the first three quarters of 1999. Also, as shown in the Consolidated Average Balances table, the cost of interest-bearing deposits declined 55 basis points from 4.88% at September 30, 1998 to 4.33% at September 30, 1999. Interest expense on deposits decreased $202,568 or 14.8% at September 30, 1999 when compared to the nine month period ended September 30, 1998. The decreased interest expense contributed favorably to net interest income. Interest expense on short-term borrowings increased $21,190 as a result of the Bank's $1,100,000 in borrowings from the Federal Home Loan Bank of Atlanta. The increase did not significantly impact net interest income.

     For the same comparable nine-month period, interest and fee income earned on loans decreased $132,628 or 5.2% (Consolidated Statements of Income). The decrease is primarily due to a 47 basis point decline in the yield on the loan portfolio when comparing 1999 and 1998. A significant portion of the portfolio turned over during the declining rate environment of 1998.

     During the past year, the investment mix, such as loans, securities or federal funds, selected by management changed in response to the competitive economic and rate sensitive environment. Interest earned on investment securities increased $121,667 or 59.8%, while interest earned on federal funds decreased $74,386 or 28.2% during the comparable nine month periods ended September 1999 and September 1998. The increased volume of securities and the decreased volume of federal funds sold primarily account for the earning variances. As shown in the Consolidated Average Balances table, average investment securities increased $2,663,664 or 56.1% from $4,751,580 at September 30, 1998 to $7,415,244 at September 30, 1999. Federal funds sold decreased $1,127,215 or 17.9% from $6,314,045 at September 30, 1998 to $5,186,830 at
September 30, 1999. In relation to the volume changes, a yield increase of 16 basis points on investment securities and a decrease of 71 basis points on federal funds sold for the comparable periods also contributed to the increased net interest income.

Provision for Loan/Lease Losses
-------------------------------
      Provision expense declined $62,421 or 52.5% from $118,900 at September 30, 1998 to $56,479 at September 30, 1999. During the nine months ended September 30, 1999, the Bank funded its allowance for loan/lease losses by charging $66,600 against earnings compared to $118,900 charged against earnings during the first nine months of 1998. The Bank charged-off a $53,000 commercial loan during the first nine months of 1998. During the first quarter of 1999, the parent company, UFBC, sold its only booked loan which resulted in a $19,529 charge to its allowance of $30,940. The remaining UFBC allowance of $11,411 was reversed and credited to the Company's provision expense.

Noninterest Income
------------------
     Total noninterest income decreased $11,882 or 4.7% for the nine month period ended September 30, 1999 compared to the same period of 1998. The decrease is primarily attributable to a $40,000 gain on the sale of a loan during 1998. Recognition of $21,800 of deferred income as the result of loan payoffs during 1998 also contributed to the decline.

Noninterest Expense
-------------------
     Total noninterest expense decreased $34,629 or 2.1% during the nine months ended September 30, 1999 when compared to the same period of 1998. In connection with the disposition of real estate owned (REO), 1998 write-downs totaling $227,666 primarily explain the decrease. REO holding expense declined $20,180 or 61.9% for the comparable period and also contributed to the decrease in total noninterest expense. The liquidation of REO property during 1998, which eliminated the related holding costs, explains the decline.

     Total noninterest expense increased $63,765 or 12.3% during the three month period ended September 30, 1999 when compared to the same period of 1998. During the comparable period, salaries increased $56,968 or 27.1%, employee benefits increased 9,646 or 23.5% and occupancy increased $15,854 or 20.4%. The increases were due to staffing and other costs associated with the McLean branch.

      Legal expense declined $7,926 or 26.2% during the nine-month period ended September 30, 1999 when compared to the first nine months of 1998. The Bank incurred approximately $3,000 of litigation expense in the first nine months of 1998. Also in the first nine months of 1998, UFBC incurred costs associated with non-recurring regulatory filings. During the nine months ended September 30, 1999, the Bank incurred general legal fees associated with collections in the normal course of business. In the opinion of management, there were no legal matters pending as of September 30, 1999 which would have a material adverse effect on the Company's financial statements.

     Salaries and employee benefits increased $117,545 or 15.3% from $770,885 at September 30, 1998 to $888,430 at September 30, 1999. The rise is due to additional staffing as the Company expands its banking operations.

     Other expense rose $50,069 or 23.6% during the nine-month period ended September 30, 1999 when compared to the first nine months of 1998. During the first nine months of 1999, the Bank incurred approximately $40,000 of one-time fees associated with Year 2000 compliance, the McLean branch start-up and state tax assessments.


Income Taxes
------------
     In 1993, the rate that UFBC accrued its tax benefit differed from the statutory tax rate based on the inability of

UFBC to use its losses to reduce deferred taxes or to record a tax benefit. At the end of 1993, all of UFBC's accrued tax benefits were eliminated due to UFBC's inability to demonstrate capacity for their future use. As a result, until such time that UFBC demonstrates a capacity for their future use, UFBC will not be able to accrue tax benefits. UFBC accrued no tax benefits for the nine months ended September 30, 1999.

B.   Financial Condition as of September 30, 1999
     --------------------------------------------

Assets
------
     Total assets decreased $1,107,408 or 2.0% during the first nine months of 1999 when compared to the period ended December 31, 1998. The drop in assets is primarily attributable to the Bank's decreased volume of deposits which decreased the volume of assets available for investment. Deposits decreased $2,843,543 or 5.7% from $50,185,459 at December 31, 1998 to $47,341,916 at
September 30, 1999 due to rate driven payoffs.

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

     At September 30, 1999 and December 31, 1998, the allowance was $769,425 and $747,374, respectively, or 2.0% of total loans and leases. Nonperforming loans for the nine-month period ended September 30, 1999 totaled $282,7214, of which $266,433 resided in the Bank and of which $15,781 resided in the subsidiary, Business Venture Capital, Inc. (BVCI). This compares to a balance of $60,378 at December 31, 1998, of which $15,781 resided in the BVCI and $44,597 in the parent. The consolidated allowance for loan/lease losses covers nonperforming loans 2.7 times at September 30, 1999, compared to a coverage of 12.4 times at year end 1998.

     Premises and equipment, net of accumulated depreciation, increased $139,113 or 116.6% during the nine months ended September 30, 1999. The increase was primarily due to purchases and build out associated with the McLean branch. Purchases of Year 2000 compliant equipment for the main branch also contributed to the increase.

Liabilities and Equity
----------------------
     Total deposits decreased $2,843,543 or 5.7% during the first nine months of 1999 when compared to the year ended 1998. During the nine months ended September 30, 1999, the deposit mix changed favorably in response to the rate environment and the Bank's liquidity and investment requirements. Rate sensitive certificates of deposits were repriced as they matured during the first three quarters of 1999 which resulted in runoff. Certificates of deposits declined $3,187,547 or 12.6% from $25,345,426 at December 31, 1998 to $22,157,879 at
September 30, 1999.

     The Bank borrowed $1,100,000 from the Federal Home Loan Bank of Atlanta in May 1999. The short-term borrowings mature in November 1999. The transaction tested the Bank's borrowing process should the need arise for Year 2000 concerns. The funds also supplement liquidity while the McLean branch builds a deposit base.

     Stockholders' equity increased $595,492 or 11.73% during the nine months ended September 30, 1999 when compared to the year ended 1998. As of September 30, 1999, the Company sold 41,667 shares of common stock or $375,003 in its public offering. The offering is expected to close on November 24, 1999.

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

     Consolidated average liquid assets were 27.5% of average total assets at September 30, 1999 compared to 25.0% for the same period ended September 30, 1998 and 31.5% at December 31, 1998 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 1999, the Bank's investment portfolio consisted of the following:

                          Available-for-Sale  Held-to-Maturity
                          ------------------  ----------------
U.S. Treasury                             --           500,130
U.S. Government Agency             7,500,083                --
State and Municipal                       --           140,000
Equity                               166,400                --

Capital Requirements
--------------------
     The Federal Reserve Board issued risk-based capital guidelines for bank holding companies. The guidelines initially defined a two-tier capital framework. Tier I Capital consists of common and qualifying preferred shareholders' equity less intangible assets. Tier II Capital consists of mandatory convertible, subordinated and other qualifying debt, preferred stock not qualifying as Tier I Capital and the reserve for loan losses up to 1.25 percent of risk-weighted assets. Under these guidelines, one of four risk weights is applied to the different on-balance sheet assets. Off-balance sheet items such as loan commitments are also applied a risk weight after conversion to balance sheet equivalent amounts. Tier I and Tier II Capital require a minimum ratio of 4.0% and 8.0%, respectively. The Federal Reserve issued another guideline, a minimum Leverage ratio, which measures the ratio of Tier I Capital to quarterly average assets less intangible assets. A Leverage ratio of 3.0% must be maintained for highly rated banks. Otherwise, the minimum leverage ratio, based upon the institution's overall financial condition, must be at least 100 to 200 basis points above the minimum. These guidelines were also adopted by the Federal Deposit Insurance Corporation and therefore applies to the Company's banking subsidiary. Additionally, the Federal Reserve Board requires bank holding companies to meet a minimum ratio of qualifying Total (combined Tier I and Tier II) capital to risk-weighted assets of 8.0%, at least half of which must be composed of core (Tier I) capital elements. The following table presents the Company and the Bank's capital position and related ratios as of September 30, 1999 and 1998.


                                                     1999          1998
                                                -----------    -----------
Tier I Capital
       Company                                  $ 5,745,181  $ 5,086,998
       The Business Bank                          5,542,687    4,763,345
Total qualifying capital
       Company                                  $ 6,214,868  $ 5,138,437
       The Business Bank                          6,010,770    5,209,985
Risk-weighted assets
       Company                                  $37,275,209  $35,773,788
       The Business Bank                         37,149,816   35,441,062
Quarterly average assets
       Company                                  $53,948,950  $52,240,905
       The Business Bank                         53,654,853   51,956,738

                                                                     Required
Risk-based capital ratios:                1999           1998         Minimum
                                     --------------  -------------  -----------

  Tier I Capital (Tier I
   capital/risk-weighted assets)
         Company                             15.41%         13.10%        4.00%
         The Business Bank                   14.92%         13.44%        4.00%
Total Capital (Total
 capital/risk-weighted assets)
         Company                             16.67%         14.36%        8.00%
         The Business Bank                   16.18%         14.70%        8.00%
Leverage ratio (Tier I
 capital/adjusted average assets)
         Company                             10.65%          8.97%        5.00%
         The Business Bank                   10.33%          9.17%        5.00%


Earnings Per Share
------------------

          The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                          Income        Shares      Per Share
                                        (Numerator)  (Denominator)    Amount
                                         ---------   ------------   ----------
Basic Earnings Per Share:

For the nine months ended
 September 30, 1999
         Net Income                      $ 311,425

            Income available to
             common stockholders         $ 311,425        831,743   $      .37
                                         =========       ========   ==========

For the nine months ended
 September 30, 1998
         Net Income                      $ 141,474
         Less: Preferred Stock
          Dividends                       ( 50,000)
                                         ---------

            Income available to
             common stockholders         $  91,474        677,575   $      .14
                                         =========       ========   ==========

Diluted Earnings Per Share:

For the nine months ended
 September 30, 1999
         Net Income available to common
          stockholders                   $ 311,425        831,743

         Add: Contracts to issue
          common stock
              Warrants - expire 12/31/9                     2,334
              Warrants - expire 9/30/01                     5,334
              Options - expire 12/31/05 -
               6/30/08                                      8,132
                                                         --------
              Weighted-average diluted
               shares outstanding                          15,800

         Diluted earnings  per
          common share:                  $ 311,425        847,543   $      .37
                                         =========       ========   ==========

For the nine months ended
 September 30, 1998
         Net Income available to common
          stockholders                                   $ 91,474      677,575

         Add: Contracts to issue
          common stock
              Warrants - expire 12/31/99
              12/31/99                                      2,000
              Warrants - expire 9/30/01                     4,571
              Options - expire 12/31/05 -
               6/30/08                                      6,812
                                                         --------
         Weighted-average diluted shares
               outstanding                                 13,383

         Diluted earnings  per
          common share:                  $  91,474        690,958   $      .13
                                         =========       ========   ==========

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

       Phase II requires all non-compliant hardware and software to be replaced by May 1999. All of the equipment and software identified in Phase I had been replaced as of June 30, 1999. The new equipment and software has been re-tested for compliance as of September 30, 1999. The Company has incurred approximately $154,000 for Y2K compliance costs, including salary allocations during 1999.

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

       In a worse case scenario, the vendors providing power to the Company would fail and the vendors providing data processing services for the Bank would fail. The Company has adopted and continues to enhance a contingency plan which includes limited back-up power and manual systems and processing to service customers. The Bank maintains a paper copy of most Bank documents. Hard copies of customer records will be printed prior to 1/1/2000 in order to maintain accurate account information in the event of a power and data processing failure. In order to plan for an unusually high cash demand, the Bank has strategically purchased financial instruments and has developed a cash on hand plan for customer withdrawals to ensure adequate liquidity. Management views Y2K as an issue which requires on-going assessment. Management will make assessments, modifications, and corrections to help ensure Y2K compliance.

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

Date:    November 12, 1999
     ------------------------