Form 10KSB
period 1999-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2000-04-14
CIK 714286

                      Securities and Exchange Commission
                                Washington D.C.

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number 0-13395

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No_____
                                             -----

          Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _________

          For the year ended December 31, 1999, United Financial Banking Companies, Inc. reported net income of $850,113.

          The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,287,637 as of March 1, 2000.

          As of March 1, 2000, the registrant had 1,001,499 shares of outstanding common stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Selected information from the Company's 1999 Proxy Statement for the Annual Meeting to be held June 2, 2000 is incorporated by reference into Part III of this report, and information from the 1998 Annual Report to Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Parts I, II and III of this report.

                                    PART  I
Item 1. Business

          United Financial Banking Companies, Inc. ("UFBC"), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the "Bank"), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc.
(BVCI), a subsidiary which holds and has developed certain foreclosed real estate and conducts limited lending activities. Collectively, UFBC, the Bank and BVCI are referred to as "the Company".

          The Bank was organized in 1980. In October 1981, the Bank commenced limited operations and began full scale operations in August 1982, when its main office building was completed.

          As of December 31, 1999, the Company had consolidated total assets of $56,455,892, total deposits of $49,191,302, total loans of $40,652,769 and total stockholders' equity of $6,928,065.

          On March 1, 2000, the Company and its subsidiaries employed 25 full-time employees.

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

Supervision and Regulation

General

          United Financial Banking Companies, Inc. is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHCA, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. As a bank holding company, UFBC's activities and those of its banking and nonbanking subsidiary are limited to the business of banking and activities closely related or incidental to banking. UFBC may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company, including a bank, without prior approval of the Federal Reserve Board.

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

Supervisory Agreements

          At December 31, 1999, neither UFBC nor it subsidiaries were subject to any formal or informal supervisory agreements with their regulators.

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

Brokered Deposits

          FDIC regulations prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is not adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 1999, the Company had no brokered deposits.

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

Business Venture Capital, Inc.

          Business Venture Capital, Inc. was incorporated February 26, 1985 to hold certain foreclosed real estate and to provide limited banking services.

Item 2.  Properties

          The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182.

          A portion of the information required by this item is incorporated by reference to the section entitled, "Note 6 of the Consolidated Financial Statements " appearing on page 26 of the Annual Report to Shareholders for the year ended December 31, 1999.

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

          B. There were 425 holders of record of the Registrant's common stock as of December 31, 1999.

          C. The Company's cash dividend history is incorporated by reference to the section entitled "Corporate Information" appearing on page 42 of the Annual Report to Shareholders for the year ended December 31, 1999.

Selected Consolidated Financial Data

          The information required by this item is incorporated by reference to the section entitled, "Selected Consolidated Financial Data" appearing on page 26 of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 6. Management's Discussion and Analysis

          The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 27 through 41 of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 7. Financial Statements and Supplementary Data

          The information required by this item is incorporated by reference from the information appearing on pages 1 through 23 of the Annual Report to Shareholders for the year ended December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 9. Directors and Executive Officers of the Registrant

          Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 2, 2000.

Item 10. Executive Compensation

          The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 2, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 2, 2000.

Item 12. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference to the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 2, 2000.

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
(a)(1) Financial Statements

          The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 1999 Annual Report to Shareholders as listed below:

                                                                Page
                                                                ----
Report of Independent Certified Public Accountants                 1
Consolidated Balance Sheets--December 31, 1999 and 1998            2
Consolidated Statements of Income--
Years Ended December 31, 1999, 1998 and 1997                       3
Consolidated Statements of Changes in Shareholders' Equity--
Years Ended December 31, 1999, 1998 and 1997                       4
Consolidated Statements of Cash Flows--
Years Ended December 31, 1999, 1998 and 1997                       5
Notes to Financial Statements                                   6-23

(a)(2) Schedules

          All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K

          A Form 8-K was filed on December 23, 1999 to announce the extension of the Company's Public Offering.

(c)  Exhibits

Exhibit 11--Statement Regarding Computation of Per Share Earnings

          Earnings per share are computed as expressed in Note 1 to the consolidated financial statements, incorporated by reference to the 1999 Annual Report.

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2000.

                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)


                                    By:  /s/ JEFFERY T. VALCOURT
                                         ---------------------------------------
                                         Jeffery T. Valcourt, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY T. VALCOURT          Chairman/Director             4/14/00
-------------------------------                                -------
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER             President, CEO/Director       4/14/00
-------------------------------                                -------
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ          Vice Chairman/Director        4/14/00
-------------------------------                                -------
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.    Director                      4/14/00
-------------------------------                                -------
William J. McCormick, Jr.

/s/ DENNIS I. MEYER              Director                      4/14/00
-------------------------------                                -------
Dennis I. Meyer

/s/ EDWARD H. PECHAN             Director                      4/14/00
-------------------------------                                -------
Edward H. Pechan

/s/ SHARON A. STAKES             Director                      4/14/00
-------------------------------                                -------
Sharon A. Stakes

/s/ LISA M. PORTER               Principal Financial Officer   4/14/00
-------------------------------                                -------
Lisa M. Porter                   Principal Accounting Officer