Form 10QSB
period 2000-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2000-05-11
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
----
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
----
                For the quarterly period ended March 31, 2000.

                                      Or

---- Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934.

For the transition period from ___________________ to__________________

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

                          Common Stock $1.00 Par Value
                          1,001,499 Shares Outstanding
                              as of March 31, 2000

             Transitional Small Business Disclosure Format: Yes      No  X
                                                                ---     ---

                          Part 1. Financial Information

Item 1: Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income/ Results of Operations
       (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                   --------------------------------------
                                                                                         2000                 1999
                                                                                   -----------------    -----------------
Interest income:
     Interest and fees on loans/leases                                                   $  935,925           $  803,102
     Interest on investment securities                                                      117,065               99,655
     Interest on federal funds sold                                                          77,002               71,679
     Interest on interest-bearing deposits                                                       67                   64
                                                                                   -----------------    -----------------
          Total interest income                                                           1,130,059              974,500
                                                                                   -----------------    -----------------
Interest expense:
     Interest on deposits                                                                   398,610              397,715
     Interest on short-term borrowings                                                            -                    -
                                                                                   -----------------    -----------------
          Total interest expense                                                            398,610              397,715
                                                                                   -----------------    -----------------
          Net interest income                                                               731,449              576,785

Provision for loan/lease losses                                                              33,000               12,079
                                                                                   -----------------    -----------------
          Net interest income after provision
          for loan/lease losses                                                             698,449              564,706

Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                                        (280)              (2,964)
     Loan servicing and other fees                                                           15,013               18,380
     Other income                                                                            43,144               36,177
                                                                                   -----------------    -----------------
          Total noninterest income                                                           57,877               51,593
                                                                                   -----------------    -----------------
Noninterest expense:
     Salaries                                                                               276,203              229,652
     Employee benefits                                                                       49,780               46,663
     Occupancy                                                                               97,847               78,921
     Furniture and equipment                                                                 43,071               19,798
     Legal                                                                                    5,657                7,185
     FDIC insurance                                                                           2,417                4,897
     Other insurance                                                                          6,053                8,965
     Data processing                                                                         38,235               32,856
     Real estate owned holding expense                                                        6,803                7,661
     Other expense                                                                          104,032               71,933
                                                                                   -----------------    -----------------
          Total noninterest expense                                                         630,098              508,531
                                                                                   -----------------    -----------------
          Income (loss) before income taxes                                                 126,228              107,768
Provision (credit) for income taxes                                                               -                    -
                                                                                   -----------------    -----------------
          Net income (loss)                                                               $ 126,228            $ 107,768
                                                                                   =================    =================

Net income (loss) per common share (Note 3)
     Basic                                                                                   $ 0.13               $ 0.13
                                                                                   =================    =================
     Diluted                                                                                 $ 0.13               $ 0.13
                                                                                   =================    =================


Comprehensive Income (Note 4)
-----------------------------
     Net income                                                                           $ 126,228            $ 107,768
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities                           (16,729)             (16,395)
                                                                                   -----------------    -----------------
      Comprehensive income                                                                $ 109,499             $ 91,373
                                                                                   =================    =================

          UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition



                                                                                   (Unaudited)                (Audited)
                                                                                    March 31,                December 31,
                                                                                      2000                       1999
                                                                                ------------------        -------------------
                                Assets
                                ------
Cash and due from banks                                                               $ 2,084,709                $ 2,104,515
Federal funds sold                                                                      5,263,000                  5,033,000
Investment Securities:
     Available-for-sale (AFS)                                                           7,541,453                  6,813,528
     Held-to-maturity (HTM)                                                               906,093                          -
Loans and lease financing, net of unearned
income of $54,614 and $38,805                                                          43,332,526                 40,652,769
     Less:  Allowance for loan/lease losses                                              (816,526)                  (783,143)
                                                                                ------------------        -------------------
          Net loans and lease financing                                                42,516,000                 39,869,626
Real estate owned held for sale, net                                                    1,332,407                  1,424,650
Premises and equipment, net                                                               293,223                    310,784
Deferred income taxes                                                                     511,424                    511,424
Other assets                                                                              409,017                    388,365
                                                                                ------------------        -------------------
          Total assets                                                               $ 60,857,326               $ 56,455,892
                                                                                ==================        ===================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
     Demand                                                                          $ 12,216,142               $ 12,248,025
     Savings and NOW                                                                    5,019,734                  4,902,524
     Money market                                                                      14,375,622                 11,473,851
Time deposits:
     Under $100,000                                                                    15,487,009                 15,513,608
     $100,000 and over                                                                  6,020,574                  5,053,294
                                                                                ------------------        -------------------
          Total deposits                                                               53,119,081                 49,191,302
                                                                                ------------------        -------------------

Other liabilities                                                                         356,296                    336,525
                                                                                ------------------        -------------------
          Total liabilities                                                            53,475,377                 49,527,827
                                                                                ------------------        -------------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                         -                          -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 1,001,499 shares at 3/31/00 and 963,234 at 12/31/99                       1,001,499                    963,234
     Capital in excess of par value                                                    15,975,810                 15,669,690
     Retained earnings                                                                 (9,478,059)                (9,604,287)
     Unrealized holding gain (loss) - AFS securities                                     (117,301)                  (100,572)
                                                                                ------------------        -------------------
          Total stockholders' equity                                                    7,381,949                  6,928,065
                                                                                ------------------        -------------------
          Total liabilities and stockholders' equity                                 $ 60,857,326               $ 56,455,892
                                                                                ==================        ===================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)


                                                                                             Three Months Ended
                                                                             --------------------------------------------------
                                                                                 March 31, 2000              March 31, 1999
                                                                             ----------------------      ----------------------
Cash flows from operating activities:
Net Income                                                                           $   126,228                 $   107,768
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                             25,344                      12,214
  Provision for loan/lease losses                                                         33,000                      12,079
  Amortization of investment security discount                                             1,233                       1,509
  Amortization of loan fees and discounts, net                                            14,526                      22,884
  Net (gain) loss on disposal of equipment                                                (1,650)                          -
  Net (gain) loss on sale of other real estate owned                                         280                       2,964
  (Increase) decrease in other assets                                                    (20,652)                     (6,312)
  Increase (decrease) in other liabilities                                                19,771                     (14,319)
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) operating activities                                  198,080                     138,787
                                                                             ----------------------      ----------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                               (72,051)                    (50,000)
  Principal collected - non-bank subsidiaries                                             50,389                      23,169
  Loans and lease originations, net of collections                                    (2,672,238)                    567,353
  Purchases of securities available-for-sale                                          (1,167,482)                 (1,511,047)
  Purchases of securities held-to-maturity                                              (906,308)                          -
  Investment made in other real estate owned                                             (34,657)                          -
  Proceeds received from maturity of securities available-for-sale                       421,810                     788,542
  Proceeds received from maturity of securities held to maturity                               -                     855,000
  Proceeds from real estate owned                                                        126,620                      66,536
  Purchases of premises and equipment                                                    (12,133)                     (4,620)
  Proceeds from disposal of equipment                                                      6,000                           -
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) investing activities                               (4,260,050)                    734,933
                                                                             ----------------------      ----------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                 2,987,098                     102,736
  Certificates of deposit sold (matured), net                                            940,681                  (2,460,061)
  Proceeds from sale of common stock                                                     344,385                           -
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) financing activities                                4,272,164                  (2,357,325)
                                                                             ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                     210,194                  (1,483,605)
Cash and cash equivalents at beginning of the year                                     7,137,515                  10,170,910
                                                                             ----------------------      ----------------------
Cash and cash equivalents at end of the quarter                                      $ 7,347,709                 $ 8,687,305
                                                                             ======================      ======================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                        $   137,322                 $   152,604
    Income taxes                                                                               -                      10,885

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                                 $   (16,729)                $   (16,395)


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

---------------------------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
---------------------------------------------------------------------

                                                                   For the Three Months Ended
                                                  March 31, 2000                               March 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                                           Average                    Yield/            Average                    Yield/
                                           Balance         Interest     Rate            Balance         Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                              $26,229,953       $ 593,257    9.17%         $24,073,891       $ 543,310    9.15%
 Real estate construction                  5,059,499         130,753   10.48%           3,775,617          86,864    9.33%
 Real estate mortgage                      8,748,960         169,990    7.88%           6,963,211         137,668    8.02%
 Installment                               1,872,321          41,925    9.08%           1,589,676          35,260    9.00%
 Leases                                            -               -                            -               -
                                      ---------------  --------------              ---------------  --------------
    Total loans/leases                    41,910,733         935,925    9.06%          36,402,395         803,102    8.95%
                                      ---------------  --------------              ---------------  --------------

Interest-bearing deposits                          -               -                            -               -
Federal funds sold                         5,421,700          77,069    5.77%           6,039,474          71,743    4.82%
Investment securities                      7,646,398         117,065    6.21%           6,851,191          99,655    5.90%
                                      ---------------  --------------              ---------------  --------------
   Total earning assets                   54,978,831       1,130,059    8.34%          49,293,060         974,500    8.02%
                                                       ==============                               ==============

Noninterest-earning assets
 Cash and due from banks                   2,153,733                                    1,991,707
 Other assets                              2,520,642                                    2,198,575
 Allowance for loan losses/lease            (789,915)                                    (722,777)
                                      ---------------                              ---------------
     Total assets                        $58,863,291                                  $52,760,565
                                      ===============                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                  4,999,224          34,804    2.82%           3,823,875          21,073    2.24%
 Money market accounts                    12,229,619          97,428    3.23%           8,386,297          63,650    3.08%
 Time:
  Under $100,000                          15,379,224         198,780    5.24%          17,355,482         224,742    5.25%
  $100,000 and over                        5,341,223          67,598    5.13%           6,883,052          88,250    5.20%
                                      ---------------  --------------              ---------------  --------------
    Total interest-bearing
      deposits                            37,949,290         398,610    4.26%          36,448,706         397,715    4.43%
Short-term borrowings                              -               -                            -               -
                                      ---------------  --------------              ---------------  --------------
   Total interest-bearing
     liabilities                          37,949,290         398,610    4.26%          36,448,706         397,715    4.43%
                                                       ==============                               ==============
Non interest-bearing liabilities:
 Demand deposits                          13,152,947                                   10,931,431
 Other liabilities                           419,226                                      334,659
 Stockholders' equity                      7,341,828                                    5,045,769
                                      ---------------                              ---------------
    Total liabilities and
       stockholders' equity              $58,863,291                                  $52,760,565
                                      ===============                              ===============
Net interest income                                        $ 731,449                                    $ 576,785
                                                       ==============                               ==============

Net interest margin (1)                                                 5.40%                                        4.75%
                                                                     =========                                    =========
Net interest spread (2)                                                 4.08%                                        3.59%
                                                                     =========                                    =========
Fees included in loan income                                $ 36,250                                     $ 27,486
                                                       ==============                               ==============
Taxable equivalent adjustment                                    $ -                                          $ -
                                                       ==============                               ==============

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

A.   Results of Operations for the Three Months Ended March 31, 2000 as Compared
     ---------------------------------------------------------------------------
     to the Three Months Ended March 31, 1999
     ----------------------------------------

General
-------

     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $126,228 for the three-month period ended March 31, 2000. This compares with net income of $107,768 for the same period of 1999. Basic earnings per share were $.13 for the first three months ended March 31, 2000 and $.13 for the first three months of 1999.

     Earnings for the first three months of 2000 are primarily due to increased earning assets and decreased cost of funds. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At March 31, 2000, average total earning assets increased $5,685,771 or 11.5% when compared to the first three months of March 31, 1999 (Consolidated Average Balances table). The increase contributed favorably to the Company's operating earnings. The cost of total interest-bearing liabilities declined seventeen basis points from 4.43% at March 31, 1999 to 4.26% at March 31, 2000. The rate decline also contributed favorably to the Company's net income.

     During the first quarter of 2000, the Company closed its public offering of common stock. The common stock was offered at $9.00 per share. The Company sold 155,909 shares and raised $1,359,153, net of $44,028 of offering costs. The proceeds were primarily used to expand banking operations.

Net Interest Income
-------------------

     For the three-month period ended March 31, 2000, net interest income increased $154,664 or 16.8% from $576,785 at March 31, 1999 to $731,449 at March
31, 2000. The increase is primarily attributable to increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $5,508,338 or 15.1% from $36,402,395 at March 31, 1999 to $41,910,733 at March
31, 2000.

     The change in the deposit mix over the past year also contributed to the increase in net interest income at March 31, 2000 when compared to March 31, 1999. Though the average volume of deposits increased during the past year, interest expense on deposits increased only minimally, $895 or .2% during the comparable period. The minimal increase was due to the growth of money market, savings and NOW and demand deposit accounts which are less costly funding. The average volume of money market, savings and NOW and demand deposit accounts increased $7,240,187 or 31.3% when comparing March 31, 1999 and 2000. The average volume of certificate of deposit accounts decreased $3,518,087 or 14.5% for the comparable period and the related interest expense decreased $46,614 or 14.9%. Rate sensitive certificate of deposits (customers without an established banking relationship) were allowed to runoff as they matured during the past year.

Provision for Loan/Lease Losses
-------------------------------

     Provision expense increased $20,921 or 173.2% from $12,079 at March 31, 1999 to $33,000 at March 31, 2000. During the first quarter of 1999, the parent company, UFBC, sold its only booked loan which resulted in a $19,529 charge to its allowance of $30,940. The remaining UFBC allowance of $11,411 was reversed and credited to the Company's provision expense.

Noninterest Income
------------------

     Total noninterest income increased $6,284 or 12.2% for the three month period ended March 31, 2000 compared to the same period of 1999. The increase was primarily attributable to revenue generated from an increased number of deposit accounts.

Noninterest Expense
-------------------

     Total noninterest expense increased $121,567 or 23.9% during the three months ended March 31, 2000 when compared to the same period of 1999. The rise was primarily attributable to costs associated with operating the McLean branch which opened in July 1999. During the first quarter of 2000, branch operating costs impacted expenses such as salaries, employee benefits, occupancy, furniture and equipment, communications and advertising.

     Salaries and employee benefits increased $49,686 or 17.9% from $276,315 at March 31, 1999 to $325,983 at March 31, 2000. Occupancy increased $18,926 or 23.9% for the comparable period. The increases were due to additional staffing and leased space necessary for the Company to expands its banking operations, most notably the McLean branch.

     During the third and fourth quarters of 1999, the Company purchased furniture and equipment for the McLean branch. The Company also purchased equipment for technological upgrading and Year 2000 compliance. Premises and equipment rose $181,479 or 162.4% from $111,744 at March 31, 1999 to $293,223 at
March 31, 2000. Most of the equipment was placed on a three year amortization schedule. Depreciation initiated by the purchases accounted for the increased expense when comparing March 31, 1999 and March 31, 2000.

     Other expense rose $32,099 or 17.1% during the three-month period ended March 31, 2000 when compared to the first three months of 1999. The increase was primarily attributable to expanded banking operations and growth. Costs such as data processing, franchise tax, advertising and communications increased $20,338 or 43.9% when comparing the three month periods ended March 31, 1999 and March 31, 2000.

Income Taxes
------------

     The Company will not accrue a tax liability during 2000. Management expects to utilize UFBC's deferred income tax benefit to off-set the any tax liability that may be incurred for 2000.

B.   Financial Condition as of March 31, 2000
     ----------------------------------------

Assets
------

     Total assets increased $4,401,434 or 7.8% during the first three months of 2000 when compared to the period ended December 31, 1999. The rise in assets was primarily attributable to the Bank's increased volume of deposits which increased the volume of assets available for investment. Total deposits increased $3,927,779 or 7.9% from $49,191,302 at December 31, 1999 to
$53,119,081 at March 31, 2000 due to new deposit relationships generated by the McLean branch. The increased volume of assets were invested into loans which increased $2,679,757 or 6.6% from $40,652, 769 at December 31, 1999 to
$43,332,526 at March 31, 2000 and securities which increased $1,634,018 or 23.9% for the comparable period.

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

     At March 31, 2000 and December 31, 1999, the allowance was $816,526 and $783,143, respectively, or 1.9% of total loans and leases. Nonperforming loans for the three-month period ended March 31, 2000 totaled $132,689, of which $122,141 resided in the Bank and of which $17,548 resided in the subsidiary, Business Venture Capital, Inc. (BVCI). This compares to a balance of $15,781 at December 31, 1999 which was held by BVCI. The consolidated allowance for loan/lease losses covers nonperforming loans 5.9 times at March 31, 2000 compared to a coverage of 49.6 times at year end 1999.

Deferred Tax Asset
------------------
     At December 31, 1999, the Company had potential off balance sheet deferred income tax credits of $2,471,000. The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 1999. The Company projected income three years forward, 2000, 2001 and 2002. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. Until all of the deferred tax credits have either been utilized to off-set income or beneficially recognized as an asset, the amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
----------------------
     Total deposits increased $3,927,779 or 7.9% during the first three months of 2000 when compared to the year ended 1999. During the three months ended March 31, 2000, the deposit mix grew favorably in response to the rate environment and the Bank's liquidity and investment requirements. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, grew $2,960,499 or 6.7% during the first quarter of 2000 while more volatile and costly certificates of deposits over $100,000 grew $967,280 or 19.1%.

     Stockholders' equity increased $453,884 or 6.6% during the three months ended March 31, 2000 when compared to the year ended 1999. During the first quarter of 2000, the Company sold 38,265 shares of common stock at $9.00 per share through a Public Offering which began in September 1999 for the purpose of expanding banking operations. $300,000 of the first quarter 2000 proceeds were downstreamed to BVCI for investment purposes. The balance of the proceeds has been held as working capital for UFBC. The offering closed in February 2000. In total, the Public Offering sold 155,909 shares of common stock at $9.00 per share and raised $1,403,181 of capital. Offering costs totaled approximately $44,000.

Liquidity and Investment
------------------------
     UFBC's operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC's continuing operational needs.

     Consolidated average liquid assets were 25.9% of average total assets at March 31, 2000 compared to 28.2% for the same period ended March 31, 1999 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio comprises U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank is strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At March 31, 2000, the Bank's investment portfolio consisted of the following:

                                     Available-for-Sale         Held-to-Maturity
                                     ------------------         ----------------
U.S. Treasury                                        --                       --
U.S. Government Agency                        7,375,053                  906,093
State and Municipal                                  --                       --
Equity                                          166,400                       --


Capital Requirements
--------------------

     The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and bank subsidiary are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2000, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions or events since December 31, 1999 that management believes would result in the institution not being adequately capitalized.

                                                                                  Required for Capital            Required To Be
                                                           Actual                  Adequacy Purposes            Well Capitalized
                                                 --------------------------  -----------------------------  ------------------------

                                                   Amount        Ratio          Amount        Ratio           Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------

As of March 31, 2000:
 Total capital (to risk-weighted assets)
          Company                                7,701,514      18.20%        3,385,513        8.00%        4,231,891       10.00%
          The Business Bank                      6,882,132      16.38%        3,362,258        8.00%        4,202,823       10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                                7,168,978      16.94%        1,692,756        4.00%        2,539,135        6.00%
          The Business Bank                      6,353,614      15.12%        1,681,129        4.00%        2,521,694        6.00%
 Tier 1 capital (to average assets)
          Company                                7,168,978      12.18%        2,354,532        4.00%        2,943,165        5.00%
          The Business Bank                      6,353,614      10.92%        2,327,423        4.00%        2,909,279        5.00%
As of March 31, 1999:
 Total capital (to risk-weighted assets)
          Company                                5,619,074      15.64%        2,873,298        8.00%        3,591,622       10.00%
          The Business Bank                      5,443,625      15.08%        2,888,049        8.00%        3,610,062       10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                                5,166,525      14.38%        1,436,649        4.00%        2,154,973        6.00%
          The Business Bank                      4,992,367      13.83%        1,444,025        4.00%        2,166,037        6.00%
 Tier 1 capital (to average assets)
          Company                                5,166,525       9.79%        2,110,423        4.00%        2,638,028        5.00%
          The Business Bank                      4,992,367       9.48%        2,106,292        4.00%        2,632,865        5.00%

Earnings Per Share
------------------
     The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                         Income       Shares      Per Share
                                                       (Numerator) (Denominator)   Amount
                                                       ----------- -------------  ---------
Basic Earnings Per Share:

For the three months ended March 31, 2000
   Net Income                                          $   126,226

    Income available to common stockholders            $   126,228       981,315  $     .13
                                                       ===========  ============  =========

For the three months ended March 31, 1999
   Net Income                                          $   107,768

    Income available to common stockholders            $   107,768       831,590  $     .13
                                                       ===========  ============  =========

Diluted Earnings Per Share:

For the three months ended March 31, 2000
   Net Income available to common stockholders         $  126,228        981,315

   Add: Contracts to issue common stock
        Warrants - expire 9/30/01                                          5,333
        Warrants - expire 1/27/07                                            333
        Options - expire 12/31/05 - 6/30/08                                7,622
                                                                    ------------
        Weighted-average diluted shares outstanding                       13,288

   Diluted earnings per common share:                  $   126,228       994,603   $    .13
                                                       ===========  ============  =========

For the three months ended March 31, 1999
   Net Income available to common stockholders         $  107,768        831,590

   Add: Contracts to issue common stock
        Warrants expire 12/31/99                                           2,000
        Warrants - expire 9/30/01                                          4,571
        Warrants - expire 1/27/07                                            286
        Options - expire 12/31/05 - 6/30/08                                6,240
                                                                    ------------
        Weighted-average diluted shares outstanding                       13,097

   Diluted earnings per common share:                  $   107,768       844,687   $    .13
                                                       ===========  ============  =========

Contingencies & Commitments
---------------------------
     In the opinion of management, there were no legal matters pending as of March 31, 2000 which would have a material effect on the Company's financial statements.

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


                                        UNITED FINANCIAL BANKING COMPANIES, INC.


                                        By: /s/ HAROLD C. RAUNER
                                            -------------------------------
                                            Harold C. Rauner
                                            President and CEO

                                            /s/ LISA M. PORTER
                                            ------------------------------
                                            Lisa M. Porter
                                            Chief Financial Officer

Date:         May 11, 2000
         ----------------------