Form 10QSB
period 2000-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2000-07-28
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2000.

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

                          Common Stock $1.00 Par Value
                          1,001,499 Shares Outstanding
                               as of June 30, 2000

             Transitional Small Business Disclosure Format: Yes    No X
                                                               ---   ---

                          Part 1. Financial Information
Item 1: Financial Statements

  UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
  Consolidated Statements of Income and Comprehensive Income / Results
    of Operations
  (Unaudited)
                           Three Months Ended         Six Months Ended
                                 June 30,                 June 30,
                           --------------------    ----------------------
                             2000        1999        2000         1999
                           ---------  ---------    ---------   ----------
Interest income:
 Interest and fees on
  loans/leases            $1,001,283  $ 814,828   $1,937,208   $1,617,930
 Interest on investment
  securities                 130,990    104,567      248,055      204,222
 Interest on federal
  funds sold                 138,627     50,452      215,696      122,195
                          ----------  ---------   ----------   ----------
  Total interest income    1,270,900    969,847    2,400,959    1,944,347
                          ----------  ---------   ----------   ----------
Interest expense:
 Interest on deposits        447,148    376,075      845,758      773,790
 Interest on short-term
  borrowings                       -      7,334            -        7,334
                          ----------  ---------   ----------   ----------
   Total interest expense    447,148    383,409      845,758      781,124
                          ----------  ---------   ----------   ----------
   Net interest income       823,752    586,438    1,555,201    1,163,223

Provision for
 loan/lease losses            33,000     22,200       66,000       34,279
                          ----------  ---------   ----------   ----------
   Net interest income
    after provision
    for loan/lease losses    790,752    564,238    1,489,201    1,128,944

Noninterest income:
 Gain (loss) on sale of
  real estate
  owned and other
  earning assets                   -        500         (280)      (2,464)
 Loan servicing and
  other fees                  17,007     18,174       32,020       36,554
 Other income                 41,541     31,444       84,685       67,621
                          ----------  ---------   ----------   ----------
   Total noninterest
    income                    58,548     50,118      116,425      101,711
                          ----------  ---------   ----------   ----------
Noninterest expense:
 Salaries                    285,554    247,558      561,757      477,210
 Employee benefits            49,534     46,285       99,314       92,948
 Occupancy                    99,429     94,201      197,276      173,122
 Furniture and
  equipment                   31,992     19,113       75,063       38,911
 Legal                         8,983      5,484       14,640       12,669
 FDIC insurance                2,446      4,979        4,863        9,876
 Other insurance               7,076      6,835       13,129       15,800
 Data processing              38,240     28,523       76,475       61,379
 Real estate owned
  holding expense              5,359        853       12,162        8,514
 Other expense               105,852     75,741      209,884      147,674
                          ----------  ---------   ----------   ----------
   Total noninterest
    expense                  634,465    529,572    1,264,563    1,038,103
                          ----------  ---------   ----------   ----------
   Income (loss) before
    income taxes             214,835     84,784      341,063      192,552
Provision (credit) for
 income taxes                      -      4,608            -        4,608
                          ----------  ---------   ----------   ----------
   Net income (loss)      $  214,835  $  80,176   $  341,063   $  187,944
                          ==========  =========   ==========   ==========
Net income (loss) per
 common share (Note 3)
 Basic                        $ 0.21     $ 0.10       $ 0.34       $ 0.23
                          ==========  =========   ==========   ==========
 Diluted                      $ 0.21     $ 0.10       $ 0.34       $ 0.23
                          ==========  =========   ==========   ==========

Comprehensive Income
 (Note 4)
 Net income                $ 214,835    $ 80,176   $ 341,063    $ 187,944
 Other comprehensive
  income, net of tax
  Unrealized gains
  (losses) on
  available-for-sale
  securities                   3,166    (55,263)     (13,563)     (71,658)
                          ----------  ---------   ----------   ----------
  Comprehensive income     $ 218,001   $ 24,913    $ 327,500    $ 116,286
                          ==========  =========   ==========   ==========

          UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition


                                               (Unaudited)     (Audited)
                                                 June 30,     December 31
                   Assets                         2000            1999
                   ------                      -----------    -----------
 Cash and due from banks                       $ 2,323,153    $ 2,104,515
 Federal funds sold                              9,950,000      5,033,000
 Investment Securities:
   Available-for-sale (AFS)                      6,982,612      6,813,528
   Held-to-maturity (HTM)                        1,678,959              -
 Loans and lease financing, net of unearned
 income of $63,136 and $38,805                  46,245,397     40,652,769
   Less: Allowance for loan/lease losses          (849,651)      (783,143)
                                              ------------   ------------
    Net loans and lease financing               45,395,746     39,869,626
 Real estate owned held for sale, net            1,332,407      1,424,650
 Premises and equipment, net                       270,341        310,784
 Deferred income taxes                             511,424        511,424
 Other assets                                      419,324        388,365
                                              ------------   ------------
   Total assets                               $ 68,863,966   $ 56,455,892
                                              ============   ============

    Liabilities and Stockholders' Equity
    ------------------------------------
 Deposits:
   Demand                                     $ 17,277,170   $ 12,248,025
   Savings and NOW                               5,572,905      4,902,524
   Money market                                 16,672,852     11,473,851
 Time deposits:
   Under $100,000                               14,567,351     15,513,608
   $100,000 and over                             6,754,566      5,053,294
                                              ------------   ------------
    Total deposits                              60,844,844     49,191,302
                                              ------------   ------------

 Other liabilities                                 419,172        336,525
                                              ------------   ------------
    Total liabilities                           61,264,016     49,527,827
                                              ------------   ------------
 Stockholders' Equity:
   Preferred stock of no par value,
    authorized
   5,000,000 shares, no shares issued                    -              -
   Common Stock, par value $1; authorized
    3,500,000 shares, issued 1,001,499
    shares at 6/30/00 and 963,234 at
    12/31/99                                     1,001,499        963,234
   Capital in excess of par value               15,975,810     15,669,690
   Retained earnings                            (9,263,224)    (9,604,287)
   Unrealized holding gain (loss) - AFS
    securities                                    (114,135)      (100,572)
                                              ------------   ------------
      Total stockholders' equity                 7,599,950      6,928,065
                                              ------------   ------------
 Total liabilities and stockholders' equity   $ 68,863,966   $ 56,455,892
                                              ============   ============

           UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
           (Unaudited)
                                                    Six Months Ended
                                              ----------------------------
                                              June 30, 2000  June 30, 1999
                                              -------------  -------------
 Cash flows from operating activities:
 Net Income                                      $ 341,063      $ 187,943
 Adjustment to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation & amortization                       53,058         24,322
  Provision for loan/lease losses                   66,000         34,279
  Amortization of investment security
   discount                                             (6)         3,608
  Amortization of loan fees and discounts,
   net                                              33,864        (48,396)
  Net (gain) loss on disposal of equipment          (2,735)             -
  Net (gain) loss on sale of other real
   estate owned                                        280          2,964
  (Increase) decrease in other assets              (30,959)       (39,936)
  Increase (decrease) in other liabilities          82,647         30,419
                                              ------------   ------------
  Net cash provided by (used in) operating
   activities                                      543,212        195,203
                                              ------------   ------------
 Cash flows from investing activities:
  Loans originated - non-bank subsidiaries        (428,187)       (50,000)
  Principal collected - non-bank
   subsidiaries                                    245,177         23,169
  Loans and lease originations, net of
   collections                                  (5,442,974)       557,574
  Purchases of securities
   available-for-sale                           (1,167,326)         9,397
  Purchases of securities held-to-maturity      (1,751,539)    (2,969,945)
  Investment made in other real estate
   owned                                           (34,657)             -
  Proceeds received from maturity of
   securities available-for-sale                   987,399        (41,552)
  Proceeds received from maturity of
   securities held to maturity                      69,866      1,019,451
  Proceeds from real estate owned                  126,620      1,105,000
  Purchases of premises and equipment              (15,880)       303,236
  Proceeds from disposal of equipment                6,000       (111,598)
                                              ------------   ------------
  Net cash provided by (used in) investing
   activities                                   (7,405,501)      (155,268)
                                              ------------   ------------
 Cash flow from financing activities:
  Net increase (decrease) in demand
   deposits, savings accounts, NOW
   accounts and money market accounts           10,898,527        470,279
  Certificates of deposit sold (matured),
   net                                             755,015     (2,831,657)
  Net change in short-term borrowings                    -      1,100,000
  Proceeds from sale of common stock               344,385              -
                                              ------------   ------------
   Net cash provided by (used in) financing
    activities                                  11,997,927     (1,261,378)
                                              ------------   ------------
  Net increase (decrease) in cash and cash
   equivalents                                   5,135,638     (1,221,443)
  Cash and cash equivalents at beginning of
   the year                                      7,137,515     10,170,910
                                              ------------   ------------
  Cash and cash equivalents at end of the
   quarter                                    $ 12,273,153    $ 8,949,467
                                              ============   ============
 Supplemental disclosures of cash flow
  information:
  Cash paid during the years for:
  Interest on deposits and other borrowings   $    826,017    $   800,804
  Income taxes                                       1,513         10,885

 Non-Cash Items:
  Effect on stockholders' equity of an
   unrealized gain (loss)
   on debt and equity securities
   available-for-sale                         $    (13,563)   $    71,658

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

----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------

                                               For the Six Months Ended
                                    June 30, 2000                    June 30, 1999
-------------------------------------------------------------------------------------------
                             Average               Yield/     Average               Yield/
                             Balance      Interest  Rate      Balance     Interest   Rate
--------------------------------------------------------------------------------------
       ASSETS
 Earning assets:
 Loans/Leases:

 Commercial               $26,713,185  $ 1,222,468  9.18%  $23,939,845 $ 1,065,581   8.98%
 Real estate
  construction              5,369,608      285,690 10.67%    3,854,964     196,381  10.27%
 Real estate
  mortgage                  8,526,253      338,734  7.97%    7,163,116     286,306   8.06%
 Installment                2,132,454       90,316  8.49%    1,578,338      69,662   8.90%
 Leases                             -            -     -             -           -      -
                          -----------  -----------         ----------- -----------
   Total loans/leases      42,741,500    1,937,208  9.09%   36,536,263   1,617,930   8.93%
                          -----------  -----------         ----------- -----------
 Interest-bearing
  deposits                          -            -     -             -           -      -
 Federal funds sold         7,195,942      215,696  6.01%    5,200,585     122,195   4.74%
 Investment securities      8,059,869      248,055  6.17%    7,066,139     204,222   5.83%
                          -----------  -----------         ----------- -----------
 Total earning assets      57,997,311    2,400,959  8.30%   48,802,987   1,944,347   8.03%
                                       ===========                     ===========
 Noninterest-earning
  assets
 Cash and due from banks    1,931,199                        1,924,608
 Other assets               2,499,181                        2,156,443
 Allowance for loan
  losses/lease               (813,721)                        (739,055)
                          -----------                      -----------
   Total assets           $61,613,970                      $52,144,983
                          ===========                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing
  liabilities:
 Interest-bearing
  deposits:
 Savings and NOW
  accounts                  5,457,900       74,751  2.75%    3,480,845      38,861   2.25%
 Money market accounts     13,246,335      218,001  3.30%    8,828,378     134,981   3.08%
 Time:
 Under $100,000            15,081,675      395,420  5.26%   16,932,376     436,097   5.19%
 $100,000 and over          6,011,958      157,586  5.26%    6,484,373     163,851   5.10%
                          -----------  -----------         ----------- -----------
   Total
   interest-bearing
    deposits               39,797,868      845,758  4.26%   35,725,972     773,790   4.37%
 Short-term
  borrowings                        -            -             300,000       7,334   4.93%
                          -----------  -----------         ----------- -----------
 Total
  interest-bearing
  liabilities              39,797,868      845,758  4.26%   36,025,972     781,124   4.37%
                                       ===========                     ===========
 Non
  interest-bearing
  liabilities:
  Demand deposits          14,138,581                       10,691,024
  Other liabilities           409,374                          323,077
  Stockholders'
   equity                   7,268,147                        5,104,910
                          -----------                      -----------
   Total liabilities and
    stockholders' equity   $61,613,970                      $52,144,983
                          ============                     ============
 Net interest income                    $1,555,201                      $1,163,223
                                        ==========                      ==========
 Net interest margin (1)                            5.38%                            4.81%
                                                   =====                            =====
 Net interest spread (2)                            4.04%                            3.66%
                                                   =====                            =====
 Fees included in
  loan income                             $ 70,530                        $ 73,888
                                        ==========                      ==========
 Taxable equivalent
  adjustment                              $ -                             $ -
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

A.   Results of Operations for the Six Months Ended June 30, 2000 as Compared to
     ---------------------------------------------------------------------------
     the Six Months Ended June 30, 1999
     ----------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc.
(UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $341,063 for the six-month period ended June 30, 2000. This compares with net income of $187,943 for the same period of 1999. Basic earnings per share were $.34 for the first six months ended June 30, 2000 and $.23 for the first six months of 1999.

     Earnings for the first six months of 2000 are primarily due to increased earning assets and decreased cost of funds. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At June 30, 2000, average total earning assets increased $9,194,324 or 18.8% when compared to the first six months of June 30, 1999 (Consolidated Average Balances table). The increase contributed favorably to the Company's operating earnings. The cost of total interest-bearing liabilities declined eleven basis points from 4.37% at June 30, 1999 to 4.26% at June 30, 2000. The rate decline also contributed favorably to the Company's net income.

Net Interest Income
-------------------
     For the six-month period ended June 30, 2000, net interest income increased $391,978 or 33.7% from $1,163,223 at June 30, 1999 to $1,555,201 at June 30,
2000. The increase is primarily attributable to increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $6,205,237 or 16.9% from $36,536,263 at June 30, 1999 to $42,741,500 at June 30,
2000. The rate environment also contributed to the increased net interest income. The prime rate increased 175 basis points from 7.75% at June 30, 1999 to 9.50% at June 30, 2000.

     The change in the deposit mix over the past year also contributed to the increase in net interest income at June 30, 2000 when compared to June 30, 1999. Though the average volume of deposits increased during the past year, interest expense on deposits increased minimally, $71,968 or 9.3% during the comparable period. The minimal increase was due to the growth of money market, savings and NOW and demand deposit accounts which are less costly funding. The average volume of money market, savings and NOW and demand deposit accounts increased $9,842,569 or 42.8% when comparing June 30, 1999 and 2000. The average volume of certificate of deposit accounts decreased $2,323,116 or 9.9% for the comparable period and the related interest expense decreased $46,942 or 7.8%. Rate sensitive certificate of deposits (customers without an established banking relationship) were allowed to runoff as they matured during the past year.

Provision for Loan/Lease Losses
-------------------------------
     Provision expense increased $31,721 or 92.5% from $34,279 at June 30, 1999 to $66,000 at June 30, 2000. During the first quarter of 1999, the parent company, UFBC, sold its only booked loan which resulted in a $19,529 charge to its allowance of $30,940. The remaining UFBC allowance of $11,411 was reversed and credited to the Company's provision expense.

Noninterest Income
------------------
     Total noninterest income increased $14,714 or 14.4% for the six month period ended June 30, 2000 compared to the same period of 1999. The increase was primarily attributable to revenue generated from an increased number of deposit accounts.

Noninterest Expense
-------------------
     Total noninterest expense increased $226,459 or 21.8% during the six months ended June 30, 2000 when compared to the same period of 1999. The rise was primarily attributable to costs associated with operating the McLean branch which opened in July 1999. During the first six months of 2000, branch operating costs impacted expenses such as salaries, employee benefits, occupancy, furniture and equipment, communications and advertising.

     Salaries and employee benefits increased $90,913 or 15.9% from $570,158 at June 30, 1999 to $661,071 at June 30, 2000. Occupancy increased $24,154 or 13.9% for the comparable period. The increases were due to additional staffing and leased space necessary for the Company to expands its banking operations, most notably the McLean branch.

     During the third and fourth quarters of 1999, the Company purchased furniture and equipment for the McLean branch. The Company also purchased equipment for technological upgrading and Year 2000 compliance. Premises and equipment rose $63,727 or 30.8% from $206,614 at June 30, 1999 to $270,341 at
June 30, 2000. Equipment represented 83% of the fixed asset purchases. Most of the equipment was placed on a three year amortization schedule. Depreciation initiated by the purchases accounted for the increased expense when comparing the three months and six month periods ended June 30, 1999 and June 30, 2000.

     Other expense rose $30,111 or 39.7% during the three month period ended June 30, 2000 and $62,210 or 42.1% during six-month period ended June 30, 2000 when compared to the first six months of 1999. The increase was primarily attributable to expanded banking operations and growth. Costs such as data processing, franchise tax, advertising and communications increased $33,108 or 38.0% when comparing the six month periods ended June 30, 1999 and June 30, 2000.

Income Taxes
------------
     The Company does anticipate accruing a tax liability during 2000. Management expects to utilize UFBC's deferred income tax benefit to off-set any tax liability that may be incurred during 2000.


B.   Financial Condition as of June 30, 2000
     ---------------------------------------

Assets
------
     Total assets increased $12,408,074 or 21.9% during the first six months of 2000 when compared to the period ended December 31, 1999. The rise in assets was primarily attributable to the Bank's increased volume of deposits which increased the volume of assets available for investment. Total deposits escalated $11,653,542 or 23.7% from $49,191,302 at December 31, 1999 to
$60,844,844 at June 30, 2000 due to new deposit relationships generated by both the Main and McLean offices. The increased volume of assets were invested into loans which rose $5,592,628 or 13.8% from $40,652, 769 at December 31, 1999 to
$46,245,397 at June 30, 2000 and federal funds sold which grew $4,917,700 or 97.7% for the comparable period.

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

     At June 30, 2000 and December 31, 1999, the allowance was $849,651 and $783,143, respectively, or 1.8% and 1.9% of total loans and leases. Nonperforming loans for the six-month period ended June 30, 2000 totaled $139,538, of which $121,990 resided in the Bank and of which $17,548 resided in the subsidiary, Business Venture Capital, Inc. (BVCI). This compares to a balance of $15,781 at December 31, 1999 which was held by BVCI. The consolidated allowance for loan/lease losses covered nonperforming loans 6.1 times at June 30, 2000 compared to a coverage of 49.6 times at year end 1999.

Deferred Tax Asset
------------------
     At December 31, 1999, the Company had potential off-balance sheet deferred income tax credits of $2,471,000. The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 1999. The Company projected income three years forward, 2000, 2001 and 2002. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. Until all of the deferred tax credits have either been utilized to off-set income or beneficially recognized as an asset, the amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
----------------------
     Total deposits increased $11,653,542 or 23.7% during the first six months of 2000 when compared to the year ended 1999. During the six months ended June 30, 2000, the deposit mix grew favorably in response to the rate environment and the Bank's liquidity and investment requirements. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, grew $9,952,270 or 22.6% during the first six months of 2000 while more volatile and costly certificates of deposits over $100,000 grew $1,701,272 or 33.7%.

     Stockholders' equity increased $671,885 or 9.7% during the six months ended June 30, 2000 when compared to the year ended 1999. The increase was due to earnings and sales of common stock. During the first quarter of 2000, the Company sold 38,265 shares of common stock at $9.00 per share, or $344,385, through a Public Offering which began in September 1999 for the purpose of expanding banking operations. $300,000 of the first quarter 2000 proceeds were downstreamed to BVCI for investment purposes. The balance of the proceeds has been held as working capital for UFBC. The offering closed in February 2000. In total, the Public Offering sold 155,909 shares of common stock at $9.00 per share and raised $1,403,181 of capital. Offering costs totaled approximately $44,000.

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

     Consolidated average liquid assets were 27.9% of average total assets at June 30, 2000 compared to 27.2% for the same period ended June 30, 1999 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To maintain adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At June 30, 2000, the Bank's investment portfolio consisted of the following:

                                            Available-for-Sale  Held-to-Maturity
                                            ------------------  ----------------
U.S. Treasury                                              --                 --
U.S. Government Agency                              6,753,462          1,678,959
State and Municipal                                        --                 --
Equity                                                229,150                 --


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2000, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 1999 that management believes would result in the institution not being adequately capitalized.


                                                                    Required for
                                                                      Capital
                                                                      Adequacy        Required To Be
                                                   Actual             Purposes       Well Capitalized
                                           -------------------  -----------------  -------------------
                                              Amount    Ratio     Amount    Ratio    Amount     Ratio
======================================================================================================
 As of June 30, 2000:
 Total capital (to risk-weighted assets)
   Company                                  7,980,038   16.82%   3,795,567  8.00%   4,744,459  10.00%
   The Business Bank                        7,157,665   15.21%   3,764,009  8.00%   4,705,011  10.00%
 Tier 1 capital (to risk-weighted assets)
   Company                                  7,383,813   15.56%   1,897,784  4.00%   2,846,676   6.00%
   The Business Bank                        6,566,739   13.96%   1,882,004  4.00%   2,823,007   6.00%
 Tier 1 capital (to average assets)
   Company                                  7,383,813   11.47%   2,574,586  4.00%   3,218,232   5.00%
   The Business Bank                        6,566,739   10.27%   2,558,699  4.00%   3,198,374   5.00%

 As of June 30, 1999:
 Total capital (to risk-weighted assets)
   Company                                  5,704,078   15.72%   2,902,790  8.00%   3,628,487  10.00%
   The Business Bank                        5,554,609   15.35%   2,894,172  8.00%   3,617,715  10.00%
 Tier 1 capital (to risk-weighted assets)
   Company                                  5,246,700   14.46%   1,451,395  4.00%   2,177,092   6.00%
   The Business Bank                        5,098,617   14.09%   1,447,086  4.00%   2,170,629   6.00%
 Tier 1 capital (to average assets)
   Company                                  5,246,700    9.93%   2,112,604  4.00%   2,640,755   5.00%
   The Business Bank                        5,098,617    9.92%   2,056,242  4.00%   2,570,302   5.00%


Earnings Per Share
------------------
              The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                     Income       Shares    Per Share
                                                                   (Numerator) (Denominator) Amount
                                                                   ------------ ----------- ---------
Basic Earnings Per Share:

For the six months ended June 30, 2000
              Net Income                                           $ 341,063

                 Income available to common stockholders           $ 341,063     991,407   $     .34
                                                                   =========   =========   =========

For the six months ended June 30, 1999
              Net Income                                           $ 187,944

                 Income available to common stockholders           $ 187,944     831,590   $     .23
                                                                   =========   =========   =========

Diluted Earnings Per Share:

For the six months ended June 30, 2000
              Net Income available to common stockholders          $ 341,063     991,407

              Add: Contracts to issue common stock
                     Warrants - expire 9/30/01                                     5,333
                     Warrants - expire 1/27/07                                       333
                     Options - expire 12/31/05 - 6/30/08                           7,622
                                                                               ---------
                     Weighted-average diluted shares outstanding                  13,288

              Diluted earnings  per common share:                  $ 341,063   1,004,695   $     .34
                                                                   =========   =========   =========

For the six months ended June 30, 1999
              Net Income available to common stockholders          $ 187,944     831,590

              Add: Contracts to issue common stock
                     Warrants expire 12/31/99                                      2,000
                     Warrants - expire 9/30/01                                     4,571
                     Warrants - expire 1/27/07                                       286
                     Options - expire 12/31/05 - 6/30/08                           5,383
                                                                               ---------
                     Weighted-average diluted shares outstanding                  12,240

              Diluted earnings  per common share:                  $ 187,944     843,830   $     .23
                                                                   =========   =========   =========


Contingencies & Commitments
---------------------------
     In the opinion of management, there were no legal matters pending as of June 30, 2000 which would have a material adverse effect on the Company's financial statements.

                           PART II. OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 4, 1999, the shareholders elected Manuel V. Fernandez and William J. McCormick, Jr. to serve as Class One directors until the 2003 Annual Meeting of Shareholders .


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(6)           None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By:  /s/ HAROLD C. RAUNER
                                  ------------------------------
                                  Harold C. Rauner
                                  President and CEO

                                   /s/ LISA M. PORTER
                                  ------------------------------
                                  Lisa M. Porter
                                  Chief Financial Officer

Date:    July 28, 2000
     -----------------------