Form 10QSB
period 2000-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2000-11-14
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
----
     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 X   Act of 1934.
----
               For the quarterly period ended September 30, 2000.

                                       Or
----
     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
----
     For the transition period from                     to
                                    -------------------    -------------------

                           Commission File No. 0-13395


                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                               IRS Employer Identification
                                                            No. 54-1201253

                   8399 Leesburg Pike, Vienna, Virginia 22182
                            Telephone: (703) 734-0070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
                          Common Stock $1.00 Par Value
                          1,001,499 Shares Outstanding
                            as of September 30, 2000

            Transitional Small Business Disclosure Format: Yes   No X
                                                              ---  ---

                          Part 1. Financial Information
Item 1:    Financial Statements

       UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income / Results of Operations
       (Unaudited)
                                                            Three Months Ended                          Nine Months Ended
                                                               September 30,                              September 30,
                                                 ----------------------------------------    ---------------------------------------
                                                        2000                  1999                  2000                 1999
                                                 ------------------    ------------------    ------------------    -----------------
Interest income:
     Interest and fees on loans/leases                 $ 1,178,614             $ 814,172           $ 3,115,822          $ 2,432,102
     Interest on investment securities                     158,692               120,867               406,747              325,089
     Interest on federal funds sold                         79,803                67,108               295,499              189,303
                                                 ------------------    ------------------    ------------------    -----------------
          Total interest income                          1,417,109             1,002,147             3,818,068            2,946,494
                                                 ------------------    ------------------    ------------------    -----------------

Interest expense:
     Interest on deposits                                  518,387               393,038             1,364,145            1,166,828
     Interest on short-term borrowings                       8,343                14,664                 8,343               21,998
                                                 ------------------    ------------------    ------------------    -----------------
          Total interest expense                           526,730               407,702             1,372,488            1,188,826
                                                 ------------------    ------------------    ------------------    -----------------
          Net interest income                              890,379               594,445             2,445,580            1,757,668

Provision for loan/lease losses                             62,600                22,200               128,600               56,479
                                                 ------------------    ------------------    ------------------    -----------------
         Net interest income after provision
         for loan/lease losses                             827,779               572,245             2,316,980            1,701,189

Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                      2,534                82,492                 2,254               80,028
     Loan servicing and other fees                          17,881                18,041                49,901               54,595
     Other income                                           47,842                37,214               132,527              104,835
                                                 ------------------    ------------------    ------------------    -----------------
          Total noninterest income                          68,257               137,747               184,682              239,458
                                                 ------------------    ------------------    ------------------    -----------------
Noninterest expense:
     Salaries                                              291,154               267,547               852,911              744,757
     Employee benefits                                      47,676                50,725               146,990              143,673
     Occupancy                                              97,527                93,593               294,803              264,315
     Furniture and equipment                                32,445                28,772               107,508               67,683
     Legal                                                   4,650                 9,687                19,290               22,356
     FDIC insurance                                          2,638                 1,328                 7,501               11,204
     Other insurance                                         6,286                 6,263                19,415               22,063
     Data processing                                        36,337                31,367               112,812               93,746
     Real estate owned holding expense                       8,005                 3,863                20,167               12,377
     Other expense                                          89,714                91,061               299,598              240,136
                                                 ------------------    ------------------    ------------------    -----------------
          Total noninterest expense                        616,432               584,206             1,880,995            1,622,310
                                                 ------------------    ------------------    ------------------    -----------------
          Income (loss) before income taxes                279,604               125,786               620,667              318,337
Provision (credit) for income taxes                              -                 2,304                     -                6,912
                                                 ------------------    ------------------    ------------------    -----------------
          Net income (loss)                              $ 279,604             $ 123,482             $ 620,667            $ 311,425
                                                 ==================    ==================    ==================    =================

Net income (loss) per common share (Note 3)
     Basic                                                  $ 0.28                $ 0.14                $ 0.62               $ 0.37
                                                 ==================    ==================    ==================    =================
     Diluted                                                $ 0.28                $ 0.14                $ 0.62               $ 0.37
                                                 ==================    ==================    ==================    =================

Comprehensive Income (Note 4)
----------------------------
     Net income                                          $ 279,604             $ 123,482             $ 620,667            $ 311,425
     Other comprehensive income, net of tax
       Unrealized gains (losses) on
          available-for-sale securities                     25,764               (19,274)               12,201              (90,932)
                                                 ------------------    ------------------    ------------------    -----------------
      Comprehensive income                               $ 305,368             $ 104,208             $ 632,868            $ 220,493
                                                 ==================    ==================    ==================    =================


           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Balance Sheets / Financial Condition

                                                                                   (Unaudited)                (Audited)
                                                                                  September 30,              December 31
                                 Assets                                               2000                       1999
                                 ------                                         ------------------        -------------------
Cash and due from banks                                                              $  2,590,802               $  2,104,515
Federal funds sold                                                                        350,000                  5,033,000
Investment Securities:
     Available-for-sale (AFS)                                                           8,234,419                  6,813,528
     Held-to-maturity (HTM)                                                             2,330,833                          -
Loans and lease financing, net of unearned
income of $128,048 and $38,805                                                         53,840,593                 40,652,769
     Less:  Allowance for loan/lease losses                                              (907,272)                  (783,143)
                                                                                ------------------        -------------------
          Net loans and lease financing                                                52,933,321                 39,869,626
Real estate owned held for sale, net                                                    1,254,407                  1,424,650
Premises and equipment, net                                                               228,778                    283,020
Deferred income taxes                                                                     511,424                    511,424
Other assets                                                                              605,973                    416,129
                                                                                ------------------        -------------------
        Total assets                                                                 $ 69,039,957               $ 56,455,892
                                                                                ==================        ===================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
     Demand                                                                          $ 14,378,749               $ 12,248,025
     Savings and NOW                                                                    5,266,379                  4,902,524
     Money market                                                                      14,484,012                 11,473,851
Time deposits:
    Under $100,000                                                                     13,818,838                 15,513,608
    $100,000 and over                                                                   8,933,930                  5,053,294
                                                                                ------------------        -------------------
           Total deposits                                                              56,881,908                 49,191,302
                                                                                ------------------        -------------------

Short-term borrowings                                                                   3,785,000                          -
Other liabilities                                                                         467,731                    336,525
                                                                                ------------------        -------------------
          Total liabilities                                                            61,134,639                 49,527,827
                                                                                ------------------        -------------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                         -                          -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 1,001,499 shares at 9/30/00 and 963,234 at 12/31/99                       1,001,499                    963,234
     Capital in excess of par value                                                    15,975,810                 15,669,690
     Retained earnings                                                                 (8,983,620)                (9,604,287)
     Unrealized holding gain (loss) - AFS securities                                      (88,371)                  (100,572)
                                                                                ------------------        -------------------
          Total stockholders' equity                                                    7,905,318                  6,928,065
                                                                                ------------------        -------------------
        Total liabilities and stockholders' equity                                   $ 69,039,957               $ 56,455,892
                                                                                ==================        ===================

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                                             Nine Months Ended
                                                                             --------------------------------------------------
                                                                              September 30, 2000          September 30, 1999
                                                                             ----------------------      ----------------------
Cash flows from operating activities:
Net Income                                                                    $          $ 620,667        $            311,425
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                               68,109                      39,733
  Provision for loan/lease losses                                                          128,600                      56,479
  Amortization of investment security discount                                               2,034                           -
  Amortization of loan fees and discounts, net                                              87,849                       5,491
  Net (gain) loss on sale of securities                                                      2,831                           -
  Net (gain) loss on disposal of equipment                                                   2,735                     (43,228)
  Net (gain) loss on sale of other real estate owned                                        (2,254)                    (80,476)
  (Increase) decrease in other assets                                                     (189,844)                    (86,037)
  Increase (decrease) in other liabilities                                                 131,206                      40,644
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) operating activities                                    851,933                     244,031
                                                                             ----------------------      ----------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                (475,832)                    (50,000)
  Principal collected - non-bank subsidiaries                                              251,923                      23,673
  Loans and lease originations, net of collections                                     (13,172,625)                 (1,136,130)
  Purchases of securities available-for-sale                                            (3,345,122)                     25,382
  Purchases of securities held-to-maturity                                              (2,478,062)                 (4,040,724)
  Investment made in other real estate owned                                              (105,947)                          -
  Proceeds received from maturity of securities available-for-sale                       1,932,465                    (225,907)
  Proceeds received from maturity of securities held to maturity                           146,331                   1,410,823
  Proceeds from real estate owned                                                          394,834                   1,120,970
  Purchases of premises and equipment                                                      (22,602)                    530,601
  Proceeds from disposal of equipment                                                        6,000                    (178,846)
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) investing activities                                (16,868,637)                 (2,520,158)
                                                                             ----------------------      ----------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                   5,504,740                     344,004
  Certificates of deposit sold (matured), net                                            2,185,866                  (3,187,547)
  Net change in short-term borrowings                                                    3,785,000                   1,100,000
  Proceeds from sale of common stock                                                       344,385                     374,999
                                                                             ----------------------      ----------------------
    Net cash provided by (used in) financing activities                                 11,819,991                  (1,368,544)
                                                                             ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                    (4,196,713)                 (3,644,671)
Cash and cash equivalents at beginning of the year                                       7,137,515                  10,170,910
                                                                             ----------------------      ----------------------
Cash and cash equivalents at end of the quarter                               $          2,940,802        $          6,526,239
                                                                             ======================      ======================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                 $          1,309,188        $          1,206,666
    Income taxes                                                                             1,513                      10,885

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                          $             12,201        $             90,932
  Increase in foreclosed properties and decrease in loans                     $            116,390        $                  -

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

---------------------------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
---------------------------------------------------------------------

                                                                  For the Nine Months Ended
                                                September 30, 2000                          September 30, 1999
---------------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/           Average                     Yield/
                                           Balance         Interest     Rate            Balance         Interest     Rate
---------------------------------------------------------------------------------------------------------------------------
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                             $ 28,839,400     $ 2,013,071    9.30%        $ 23,720,733     $ 1,622,506    9.15%
 Real estate construction                  5,594,850         456,019   10.86%           4,019,759         276,186    9.19%
 Real estate mortgage                      8,273,496         504,023    8.12%           7,410,499         429,853    7.76%
 Installment                               2,291,389         142,709    8.30%           1,563,362         103,557    8.86%
 Leases                                            -               -       -                    -               -       -
                                      ---------------  --------------              ---------------  --------------
    Total loans/leases                    44,999,135       3,115,822    9.22%          36,714,353       2,432,102    8.86%
                                      ---------------  --------------              ---------------  --------------

Interest-bearing deposits                          -               -        -                   -               -        -
Federal funds sold                         6,475,562         295,432    6.08%           5,186,830         189,058    4.87%
Investment securities                      8,649,332         406,814    6.27%           7,415,244         325,089    5.86%
                                      ---------------  --------------              ---------------  --------------
   Total earning assets                   60,124,029       3,818,068    8.46%          49,316,427       2,946,249    7.99%
                                                       ==============                               ==============

Noninterest-earning assets
 Cash and due from banks                   1,967,030                                    1,907,990
 Other assets                              2,568,118                                    2,211,556
 Allowance for loan losses/lease            (837,999)                                    (746,334)
                                      ---------------                              ---------------
     Total assets                       $ 63,821,178                                 $ 52,689,639
                                      ===============                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                  5,384,734         117,991    2.92%           3,314,078          56,448    2.28%
 Money market accounts                    13,990,050         373,742    3.56%           9,559,792         224,713    3.14%
 Time:
  Under $100,000                          14,810,260         593,635    5.34%          16,802,962         648,439    5.16%
  $100,000 and over                        6,708,803         278,777    5.54%           6,378,328         238,479    5.00%
                                      ---------------  --------------              ---------------  --------------
    Total interest-bearing
      deposits                            40,893,847       1,364,145    4.44%          36,055,160       1,168,079    4.33%
Short-term borrowings                        159,019           8,343    6.99%             566,667          21,998    5.19%
                                      ---------------  --------------              ---------------  --------------
   Total interest-bearing
     liabilities                          41,052,866       1,372,488    4.45%          36,621,827       1,190,077    4.34%
                                                       ==============                               ==============
Non interest-bearing liabilities:
 Demand deposits                          14,927,488                                   10,609,167
 Other liabilities                           414,170                                      329,234
 Stockholders' equity                      7,426,654                                    5,129,411
                                      ---------------                              ---------------
    Total liabilities and
       stockholders' equity             $ 63,821,178                                 $ 52,689,639
                                      ===============                              ===============
Net interest income                                      $ 2,445,580                                  $ 1,756,172
                                                       ==============                               ==============

Net interest margin (1)                                                 5.42%                                        4.76%
                                                                     =========                                    =========
Net interest spread (2)                                                 4.01%                                        3.65%
                                                                     =========                                    =========
Fees included in loan income                             $   126,162                                  $    73,888
                                                       ==============                               ==============
Taxable equivalent adjustment                            $         -                                  $         -
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

A.   Results of Operations for the Nine Months Ended September 30, 2000 as
     ---------------------------------------------------------------------
     Compared to the Nine Months Ended September 30, 1999
     ----------------------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $620,667 for the nine-month period ended September 30, 2000. This compares with net income of $311,425 for the same period of 1999. Basic earnings per share were $.62 for the first nine months ended September 30, 2000 compared to $.37 for the first nine months of 1999.

     Earnings for the first nine months of 2000 are primarily due to the increased volume of earning assets and an improved net interest margin. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At September 30, 2000, average total earning assets increased $10,807,602 or 21.9% when compared to the first nine months of September 30, 1999 (Consolidated Average Balances table). The increase contributed favorably to the Company's operating earnings. The net interest margin increased sixty-six basis points from 4.76% at September 30, 1999 to 5.42% at September 30, 2000. The improved margin also contributed favorably to the Company's net income.

     Subsequent to September 30, 2000, the Bank sold a portion of its one-to-four family residential mortgage portfolio. The Bank sold twenty-one loans for $2,600,000. The sale price was at a 5% discount of book value. One-half of the discount, $67,000, was charged against the Bank's loan loss allowance. The remaining $67,000 was charged against October 2000 earnings. The majority of the loans sold originated in the Bank's 100% financing program for its Reva, Virginia real estate owned (REO). Though not required by any regulatory body, management believes the Reva loans created a significant credit concentration and that disposition would be beneficial to the Bank and to the Company. The sale contributed to the Company's liquidity and has been reemployed in assets which yield approximately 200 basis points higher than the loans sold.

Net Interest Income
-------------------
     For the nine-month period ended September 30, 2000, net interest income increased $687,912 or 39.1% from $1,757,668 at September 30, 1999 to $2,445,580 at September 30, 2000. The improvement is primarily attributable to increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $8,284,782 or 22.6% from $36,714,353 at September 30, 1999 to $44,999,135 at September 30, 2000. Interest income on loans increased $683,720 or 28.1% during the past year.

     The rate environment also contributed to the increased net interest income. The prime rate increased 125 basis points from 8.25% at September 30, 1999 to 9.50% at September 30, 2000. An increased prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime. The yield on total loans rose thirty-six basis points from 8.86% at September 30, 1999 to 9.22% at September 30, 2000. The rate environment also favorably impacted the yield on federal funds sold and investment securities which together increased seventy-five basis at September 30, 2000 when compared to September 30, 1999.

     The change in the deposit mix over the past year also contributed to the increase in net interest income.

Though the average volume of deposits increased $4,838,687or 13.4% during the past year, the cost of deposits increased only eleven basis points at September 30, 2000 when compared to September 30, 1999. The minimal increase was due to the growth of money market, savings and NOW and demand deposit accounts which are less costly funding than certificates of deposit. The average volume of money market, savings and NOW and demand deposit accounts increased $10,819,235 or 46.1% when comparing September 30, 1999 and 2000. The average volume of certificate of deposit accounts decreased $1,662,227 or 7.2% for the comparable period. Rate sensitive certificate of deposits (customers without an established banking relationship) were allowed to runoff as they matured during the past year.

Provision for Loan/Lease Losses
-------------------------------
     Provision expense increased $72,121 or 127.7% from $56,479 at September 30, 1999 to $128,600 at September 30, 2000. The Bank's loan volume is a significant factor in determining the appropriate amount to fund the loan loss allowance. The Bank's increased volume during the three month and nine month period ended September 30, 2000 primarily accounted for the rise in the provision for loan losses during the past year.

Noninterest Income
------------------
     Total noninterest income decreased $54,776 or 22.9% for the nine month period and $69,490 or 50.5% for the three month period ended September 30, 2000 compared to the same periods of 1999, respectively. The decreases were primarily attributable to a gain on the sale of an REO property. During the third quarter of 1999, an REO property was sold by the Business Venture Capital, Inc. (BVCI) subsidiary for a gain of $82,940.

Noninterest Expense
-------------------
     Total noninterest expense increased $258,685 or 15.9% during the nine months ended September 30, 2000 when compared to the same period of 1999. The rise was primarily attributable to costs associated with operating the McLean branch which opened in July 1999. During the first nine months of 2000, branch operating costs impacted expenses such as salaries, employee benefits, occupancy, furniture and equipment, communications and advertising.

     Salaries and employee benefits increased $111,471 or 12.6% from $888,430 at September 30, 1999 to $999,901 at September 30, 2000. Occupancy increased $30,488 or 11.5% for the comparable period. The increases were due to additional staffing and leased space necessary for the Company to expands its banking operations, most notably the McLean branch.

     Furniture and equipment expense increased $39,825 or 58.8% over the past year. During the third and fourth quarters of 1999, the Company purchased furniture and equipment for the McLean branch. The Company also purchased equipment for technological upgrading and Year 2000 compliance. Most of the equipment was placed on a three year amortization schedule. Depreciation initiated by the purchases accounted for the increased expense when comparing the nine month periods ended September 30, 1999 and September 30, 2000.

     Other expense rose $59,462 or 24.7% during the nine-month period ended September 30, 2000 when compared to the first nine months of 1999. The increase was primarily attributable to expanded banking operations and growth. Costs such as data processing, franchise tax, advertising and communications increased $41,986 or 31.9% from $131,695 at September 30, 1999 to $173,681 at September
30, 2000.

Income Taxes
------------
     The Company does not anticipate accruing a tax liability during 2000. Management expects to utilize UFBC's deferred income tax benefit to off-set any tax liability that may be incurred during 2000.

B.   Financial Condition as of September 30, 2000
     --------------------------------------------
Assets
------
     Total assets increased $12,408,074 or 21.9% during the first nine months of 2000. The rise in assets was attributable to the Bank's increased volume of deposits and short-term borrowings which increased the volume of assets available for investment. Total deposits escalated $7,690,606 or 15.6% from $49,191,302 at December 31,

1999 to $56,881,908 at September 30, 2000 due to new deposit relationships generated by both the Main and McLean offices. The increased volume of assets were invested into loans which rose $13,187,824 or 32.4% from $40,652, 769 at December 31, 1999 to $53,840,593 at September 30, 2000 and investment securities which grew $3,751,724 or 55.1% for the comparable period.

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

     At September 30, 2000 and December 31, 1999, the allowance was $907,272 and $783,143, respectively, or 1.7% and 1.9% of total loans and leases. Nonperforming loans for the nine-month period ended September 30, 2000 totaled $170,278, of which $153,130 resided in the Bank and of which $17,148 resided in BVCI. This compares to a balance of $15,781 at December 31, 1999 which was held by BVCI. The consolidated allowance for loan/lease losses covered nonperforming loans 5.3 times at September 30, 2000 compared to coverage of 49.6 times at year end 1999.

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

Liabilities and Equity
----------------------
     Total deposits increased $7,690,606 or 15.6% during the first nine months of 2000 when compared to the year ended 1999. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, grew $3,809,970 or 8.6%. Although deposit growth was notable, loan growth during the first nine months of 2000 was almost double the volume of deposit growth. To supplement liquidity, the Bank utilized short-term lines of credit. Subsequent to September 30, 2000, the lines of credit have been paid down to $2,000,000. Management expects to pay off the remaining $2,000,000 during November 2000.

     Stockholders' equity increased $977,253 or 14.1% during the nine months ended September 30, 2000 when compared to the year ended December 31, 1999. The increase was due to earnings and sales of common stock. During the first quarter of 2000, the Company sold 38,265 shares of common stock at $9.00 per share, or $344,385, through a Public Offering which began in September 1999 for the purpose of expanding banking operations. $300,000 of the first quarter 2000 proceeds were downstreamed to BVCI for investment purposes. The balance of the proceeds has been held as working capital for UFBC. The offering closed in February 2000. In total, the Public Offering sold 155,909 shares of common stock at $9.00 per share and raised $1,403,181 of capital. Offering costs totaled approximately $44,000.

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

     Consolidated average liquid assets were 26.8% of average total assets at September 30, 2000 compared to 27.5% for the same period ended September 30, 1999 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, state and municipal securities and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 2000, the Bank's investment portfolio consisted of the following:

                                     Available-for-Sale         Held-to-Maturity
                                     ------------------         ----------------
U.S. Treasury                                        --                       --
U.S. Government Agency                        8,005,269                2,330,833
State and Municipal                                  --                       --
Equity                                          229,150                       --

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2000, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 1999 that management believes would result in the institution not being adequately capitalized.



                                                                     Required for Capital          Required To Be
                                                 Actual               Adequacy Purposes           Well Capitalized
                                         ========================   =======================   ==========================
                                           Amount        Ratio        Amount       Ratio        Amount        Ratio
    ====================================================================================================================
    As of September 30, 2000:
     Total capital (to risk-weighted
     assets)
              Company                      8,323,411      15.84%     4,204,180       8.00%     5,255,225         10.00%
              The Business Bank            7,492,613      14.36%     4,173,708       8.00%     5,217,134         10.00%
     Tier 1 capital (to risk-weighted
     assets)
              Company                      7,663,417      14.58%     2,102,090       4.00%     3,153,135          6.00%
              The Business Bank            6,837,751      13.11%     2,086,854       4.00%     3,130,281          6.00%
     Tier 1 capital (to average assets)
              Company                      7,663,417      11.20%     2,735,977       4.00%     3,419,971          5.00%
              The Business Bank            6,837,751      10.18%     2,687,700       4.00%     3,359,625          5.00%

    As of  September 30, 1999:
     Total capital (to risk-weighted
     assets)
              Company                      6,214,868      16.67%     2,982,017       8.00%     3,727,521         10.00%
              The Business Bank            6,010,770      16.18%     2,971,985       8.00%     3,714,982         10.00%
     Tier 1 capital (to risk-weighted
     assets)
              Company                      5,745,181      15.41%     1,491,008       4.00%     2,236,513          6.00%
              The Business Bank            5,542,687      14.92%     1,485,993       4.00%     2,228,989          6.00%
     Tier 1 capital (to average assets)
              Company                      5,745,181      10.65%     2,157,946       4.00%     2,697,432          5.00%
              The Business Bank            5,542,687      10.33%     2,146,194       4.00%     2,682,743          5.00%

Earnings Per Share
------------------
     The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).


                                                                            Income           Shares         Per Share
                                                                          (Numerator)     (Denominator)       Amount
                                                                       ----------------   ------------    --------------
Basic Earnings Per Share:

For the nine months ended September 30, 2000
              Net Income                                             $        620,667

                 Income available to common stockholders             $        620,667            994,796         $      .62
                                                                            ==========       ===========         ==========

For the nine months ended September 30, 1999
              Net Income                                             $        311,425

                 Income available to common stockholders             $        311,425            831,743         $      .37
                                                                            ==========       ===========         ==========

Diluted Earnings Per Share:

For the nine months ended September 30, 2000
              Net Income available to common stockholders            $        620,667            994,796

              Add: Contracts to issue common stock
                     Warrants - expire   9/30/01                                                   5,333
                     Warrants - expire   1/27/07                                                     333
                     Options - expire 12/31/05 - 6/30/08                                           7,955
                                                                                             -----------
                     Weighted-average diluted shares outstanding                                  13,621

              Diluted earnings  per common share:                    $        620,667          1,008,417         $      .62
                                                                            ==========       ===========         ==========

For the nine months ended September 30, 1999
              Net Income available to common stockholders            $        311,425            831,743

              Add: Contracts to issue common stock
                     Warrants expire   12/31/99                                                    2,334
                     Warrants - expire   9/30/01                                                   5,334
                     Warrants - expire   1/27/07                                                     286
                     Options - expire 12/31/05 - 6/30/08                                           8,132
                                                                                             -----------
                     Weighted-average diluted shares outstanding                                  16,086

              Diluted earnings  per common share:                    $        311,425            847,829         $      .37
                                                                           ==========        ===========         ==========

Contingencies & Commitments
---------------------------
     In the opinion of management, there were no legal matters pending as of September 30, 2000 which would have a material adverse effect on the Company`s financial statements.

                           PART II. OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4)       None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(6)       None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNITED FINANCIAL BANKING COMPANIES, INC.


                                      By:         / s /      HAROLD C. RAUNER
                                                  ------------------------------
                                                  Harold C. Rauner
                                                  President and CEO

                                                 / s  /      LISA M. PORTER
                                                 -------------------------------
                                                 Lisa M. Porter
                                                 Chief Financial Officer

Date:           November 14, 2000
           --------------------------