Form 10KSB40
period 2000-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2001-04-02
CIK 714286

                      Securities and Exchange Commission
                                Washington D.C.

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000   Commission File Number 0-13395

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

     For the year ended December 31, 2000, United Financial Banking Companies, Inc. reported revenues of $5,597,759.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,924,660 as of March 1, 2001.

     As of March 1, 2001, the registrant had 1,001,499 shares of outstanding common stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected information from the Company's 2000 Proxy Statement for the Annual Meeting to be held June 8, 2001 is incorporated by reference into Part III of this report, and information from the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

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

     At December 31, 2000, the Company had consolidated total assets of $71,854,113, total deposits of $60,642,408, total loans of $55,701,135 and total stockholders' equity of $8,550,783.

     On March 1, 2001, the Company and its subsidiaries employed 25 full-time employees.

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

     The deposits of UFBC's subsidiary bank are insured by, and therefore the subsidiary bank is subject to the regulations of the FDIC, and is also subject to regulation and examination by the State of Virginia. Various consumer laws and regulations also affect the operations of the Bank. Regulatory limitations on the payment of dividends to UFBC by its banking subsidiary are discussed in
Note 12 to the consolidated financial statements.

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

Supervisory Agreements

     At December 31, 2000, neither UFBC nor it subsidiaries were subject to any formal or informal supervisory agreements with their regulators.

Enforcement Actions and Administrative Sanctions

     Failure to comply with applicable laws and regulations could subject UFBC, its subsidiary bank and their officers, directors and other institution-affiliated parties to administrative sanctions and potentially substantial civil money penalties.

Transactions with Affiliates

     UFBC's subsidiary bank is subject to restrictions under federal law which limit a bank's extensions of credit to, and certain other transactions with, affiliates. Such transactions by any subsidiary bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. The purchase of low quality assets from affiliates is generally prohibited. Federal law also provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

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

Brokered Deposits

     FDIC regulations prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is not adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 2000, the Company had no brokered deposits.

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

     A portion of the information required by this item is incorporated by reference to the section entitled, "Note 6 of the Consolidated Financial Statements" appearing on page 12 of the Annual Report to Shareholders for the year ended December 31, 2000.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

     A. The common stock of the Company is traded infrequently in the over the counter market under the symbol "UFBC". Scott & Stringfellow, Inc. currently serves as a market maker in the common stock.

     B. There were 450 holders of record of the Registrant's common stock as of December 31, 2000.

     C. The Company's cash dividend history is incorporated by reference to the section entitled "Corporate Information" appearing on page 36 of the Annual Report to Shareholders for the year ended December 31, 2000.

Selected Consolidated Financial Data

     The information required by this item is incorporated by reference to the section entitled, "Selected Consolidated Financial Data" appearing on page 23 of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 6. Management's Discussion and Analysis

     The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 23 through 36 of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 7. Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference from the information appearing on pages 1 through 22 of the Annual Report to Shareholders for the year ended December 31, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On January 1, 2001, D.R. Maxfield & Company, the independent certified public accountants which audited UFBC's financial statements as of and for the three years ended December 31, 2000, advised UFBC that it had merged with the firm Brown, Dakes & Wannall, P.C. to form the firm of Brown, Dakes, Wannall & Maxfield, P.C.

     D.R. Maxfield & Company's report on UFBC's financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

     During the period January 1, 1998 to December 31, 2000 and through the date on which they merged, there were no disagreements with D.R. Maxfield & Company on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in connection with this report

                                   PART III

Item 9. Directors and Executive Officers of the Registrant

     Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 8, 2001.

Item 10. Executive Compensation

     The information required by this item is incorporated by reference to the information contained under "Executive Officers" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 8, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the information contained under "Stock Ownership" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 8, 2001.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the information contained under "Certain Relationships" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 8, 2001.

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
(a)(1) Financial Statements

     The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 2000 Annual Report to Shareholders as listed below:

                                                                Page
                                                                ----

Report of Independent Certified Public Accountants                 1
Consolidated Balance Sheets--December 31, 2000 and 1999            2
Consolidated Statements of Income--
Years Ended December 31, 2000, 1999 and 1998                       3
Consolidated Statements of Changes in Shareholders' Equity--
Years Ended December 31, 2000, 1999 and 1998                       4
Consolidated Statements of Cash Flows--
Years Ended December 31, 2000, 1999 and 1998                       5
Notes to Financial Statements                                   6-22

(a)(2) Schedules

     All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K

     There were no items reported on Form 8-K during the quarter ended December 31, 2000.

(c)  Exhibits

Exhibit 11--Statement Regarding Computation of Per Share Earnings

     Earnings per share are computed as expressed in Note 17 to the consolidated financial statements, incorporated by reference to the 2000 Annual Report.

Exhibit 13--Annual Report to Security Holders

Exhibit 16--Letter of D.R. Maxfield & Company

Exhibit 21--Subsidiaries of the Registrant

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.


                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)


                                    By:  /s/  JEFFERY T. VALCOURT
                                         ---------------------------------
                                         Jeffery T. Valcourt, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  JEFFERY T. VALCOURT                Chairman/Director             3/30/01
-------------------------------                                       -------
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER                    President, CEO/Director       3/30/01
-------------------------------                                       -------
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ                 Vice Chairman/Director        3/30/01
-------------------------------                                       -------
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.           Director                      3/30/01
-------------------------------                                       -------
William J. McCormick, Jr.

/s/ DENNIS I. MEYER                     Director                      3/30/01
-------------------------------                                       -------
Dennis I. Meyer

/s/ EDWARD H. PECHAN                    Director                      3/30/01
-------------------------------                                       -------
Edward H. Pechan

/s/ SHARON A. STAKES                    Director                      3/30/01
-------------------------------                                       -------
Sharon A. Stakes

/s/ LISA M. PORTER                      Principal Financial Officer   3/30/01
-------------------------------                                       -------
Lisa M. Porter                          Principal Accounting Officer