Form 10QSB
period 2001-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2001-05-10
CIK 714286

================================================================================

                                United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001.

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from_______________ to ______________

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

                          Common Stock $1.00 Par Value
                          1,001,499 Shares Outstanding
                              as of March 31, 2001

   Transitional Small Business Disclosure Format:  Yes        No   X
                                                       -----     -----
================================================================================

Item 1:    Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income / Results of Operations (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                             2001                   2000
                                                                      -----------------     ------------------
Interest income:
     Interest and fees on loans/leases                                       $1,297,617             $  935,925
     Interest on investment securities                                          147,234                117,065
     Interest on federal funds sold                                              33,403                 77,002
     Interest on interest-bearing deposits                                          549                     67
                                                                      -----------------     ------------------
          Total interest income                                               1,478,803              1,130,059
                                                                      -----------------     ------------------

Interest expense:
     Interest on deposits                                                       538,840                398,610
     Interest on short-term borrowings                                           35,296                      -
                                                                      -----------------     ------------------
          Total interest expense                                                574,136                398,610
                                                                      -----------------     ------------------
          Net interest income                                                   904,667                731,449
Provision for loan/lease losses                                                  46,274                 33,000
                                                                      -----------------     ------------------
          Net interest income after provision
            for loan/lease losses                                               858,393                698,449
Noninterest income:
     Gain (loss) on sale of real estate
       owned and other earning assets                                               194                   (280)
     Loan servicing and other fees                                               27,556                 15,013
     Other income                                                                44,786                 43,144
                                                                      -----------------     ------------------
          Total noninterest income                                               72,536                 57,877
                                                                      -----------------     ------------------
Noninterest expense:
     Salaries                                                                   300,526                276,203
     Employee benefits                                                           61,528                 49,780
     Occupancy                                                                   89,829                 97,847
     Furniture and equipment                                                     29,776                 43,071
     Data processing                                                             38,730                 38,235
     Other insurance                                                              8,149                  6,053
     Real estate owned holding expense                                            7,957                  6,803
     Legal                                                                        4,801                  5,657
     FDIC insurance                                                               2,677                  2,417
     Other expense                                                              108,000                104,032
                                                                      -----------------     ------------------
          Total noninterest expense                                             651,973                630,098
                                                                      -----------------     ------------------
          Income (loss) before income taxes                                     278,956                126,228
Provision (credit) for income taxes                                               3,400                      -
                                                                      -----------------     ------------------
          Net income (loss)                                                  $  275,556             $  126,228
                                                                      =================     ==================

Net income (loss) per common share (Note 3)
     Basic                                                                   $     0.28             $     0.13
                                                                      =================     ==================
     Diluted                                                                 $     0.27             $     0.13
                                                                      =================     ==================

Comprehensive Income (Note 4)
-----------------------------
     Net income                                                              $  275,556             $  126,228
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities                42,877                (16,729)
                                                                      -----------------     ------------------
      Comprehensive income                                                   $  318,433             $  109,499
                                                                      =================     ==================

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
Consolidated Balance Sheets / Financial Condition

                                                                       (Unaudited)               (Audited)
                                                                        March 31,               December 31,
                                                                               2001                     2000
                                                                  ---------------------    ---------------------
                        Assets
                       --------
Cash and due from banks                                                     $ 2,315,111              $ 2,990,025
Federal funds sold                                                            5,300,000                  600,000
Investment Securities:
     Available-for-sale (AFS)                                                 5,946,618                8,101,889
     Held-to-maturity (HTM)                                                   1,711,627                2,270,483
Loans, net of unearned
  income of $101,488 and $54,614                                             54,897,356               55,701,135
     Less:  Allowance for loan/lease losses                                    (984,351)                (973,431)
                                                                  ---------------------    ---------------------
          Net loans                                                          53,913,005               54,727,704
Real estate owned held for sale, net                                          1,411,627                1,364,066
Premises and equipment, net                                                     188,524                  206,669
Deferred income taxes                                                           919,156                  919,156
Other assets                                                                    591,552                  674,121
                                                                  ---------------------    ---------------------
        Total assets                                                        $72,297,220              $71,854,113
                                                                  =====================    =====================

          Liabilities and Stockholders' Equity
         --------------------------------------
Deposits:
     Demand                                                                 $14,803,882              $15,103,101
     Savings and NOW                                                          4,967,353                5,232,987
     Money market                                                            13,015,967               13,896,824
Time deposits:
    Under $100,000                                                           15,666,050               15,937,455
    $100,000 and over                                                        11,841,149               10,472,041
                                                                  ---------------------
           Total deposits                                                    60,294,401               60,642,408
                                                                  ---------------------    ---------------------

Short-term borrowings                                                         2,600,000                2,186,000
Other liabilities                                                               533,603                  474,922
                                                                  ---------------------    ---------------------
          Total liabilities                                                  63,428,004               63,303,330
                                                                  ---------------------    ---------------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                               -                        -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 1,001,499 shares at 3/31/01 and 12/31/00                        1,001,499                1,001,499
     Capital in excess of par value                                          15,975,810               15,975,810
     Retained earnings                                                       (8,108,913)              (8,384,469)
     Unrealized holding gain (loss) - AFS securities                                820                  (42,057)
                                                                  ---------------------    ---------------------
          Total stockholders' equity                                          8,869,216                8,550,783
                                                                  ---------------------    ---------------------
        Total liabilities and stockholders' equity                          $72,297,220              $71,854,113
                                                                  =====================    =====================


UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                         Three  Months Ended
                                                                   -----------------------------------------
                                                                      March 31, 2001         March 31, 2000
                                                                   -------------------  ---------------------
Cash flows from operating activities:
Net Income                                                                 $   275,556            $   126,228
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                   21,207                 25,344
  Provision for loan/lease losses                                               46,274                 33,000
  Amortization of investment security discount                                   2,261                  1,233
  Amortization of loan fees and discounts, net                                     343                 14,526
  Net (gain) loss on disposal of equipment                                           -                 (1,650)
  Net (gain) loss on sale of other real estate owned                              (194)                   280
  (Increase) decrease in other assets                                           82,569                (20,652)
  Increase (decrease) in other liabilities                                      58,681                 19,771
                                                                   -------------------  ---------------------
    Net cash provided by (used in) operating activities                        486,697                198,080
                                                                   -------------------  ---------------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                           -                (72,051)
  Principal collected - non-bank subsidiaries                                      489                 50,389
  Loans and lease originations, net of collections                             767,593             (2,672,238)
  Purchases of securities available-for-sale                                         -             (1,167,482)
  Purchases of securities held-to-maturity                                           -               (906,308)
  Investment made in other real estate owned                                  (201,000)               (34,657)
  Proceeds received from maturity of securities
   available-for-sale                                                        2,195,887                421,810
  Proceeds received from maturity of securities held to maturity               558,856                      -
  Proceeds from real estate owned                                              153,633                126,620
  Purchases of premises and equipment                                           (3,062)               (12,133)
  Proceeds from disposal of equipment                                                -                  6,000
                                                                   -------------------  ---------------------
    Net cash provided by (used in) investing activities                      3,472,396             (4,260,050)
                                                                   -------------------  ---------------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                      (1,445,710)             2,987,098
  Certificates of deposit sold (matured), net                                1,097,703                940,681
  Net change in short-term borrowings                                          414,000                      -
  Proceeds from sale of common stock                                                 -                344,385
                                                                   -------------------  ---------------------
    Net cash provided by (used in) financing activities                         65,993              4,272,164
                                                                   -------------------  ---------------------

Net increase (decrease) in cash and cash equivalents                         4,025,086                210,194
Cash and cash equivalents at beginning of the year                           3,590,025              7,137,515
                                                                   -------------------  ---------------------
Cash and cash equivalents at end of the quarter                            $ 7,615,111            $ 7,347,709
                                                                   ===================  =====================

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                              $   588,224            $   398,205
    Income taxes                                                                18,806                      -

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                       $    42,877            $  (16,729)

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

UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
-------------------------------------------------------------------------------

                                                                          For the Three Months Ended
                                                       March 31, 2001                                   March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                      Average                               Yield/            Average                      Yield/
                                      Balance              Interest          Rate             Balance           Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning assets:
 Loans/Leases:
 Commercial                            $37,090,845            $  832,143        9.10%          $26,229,953     $  593,257    9.17%
 Real estate construction                9,485,360               248,964       10.64%            5,059,499        130,753   10.48%
 Real estate mortgage                    7,118,089               166,141        9.47%            8,748,960        169,990    7.88%
 Installment                             2,873,129                50,369        7.11%            1,872,321         41,925    9.08%
 Leases                                          -                     -           -                     -              -       -
                                 -----------------  --------------------               -------------------   ------------
    Total loans/leases                  56,567,423             1,297,617        9.30%           41,910,733        935,925    9.06%
                                 -----------------  --------------------               -------------------   ------------

Interest-bearing deposits                   20,234                   549       11.00%                    -              -       -
Federal funds sold                       2,478,072                33,403        5.47%            5,421,700         77,069    5.77%
Investment securities                    9,204,181               147,234        6.49%            7,646,398        117,065    6.21%
                                 -----------------  --------------------               -------------------   ------------
   Total earning assets                 68,269,910             1,478,803        8.78%           54,978,831      1,130,059    8.34%
                                                    ====================                                     ============

Noninterest-earning assets
 Cash and due from banks                 2,324,338                                               2,153,733
 Other assets                            3,134,286                                               2,520,642
 Allowance for loan losses/lease          (989,140)                                               (789,915)
                                 -----------------                                     -------------------
     Total assets                      $72,739,394                                             $58,863,291
                                 =================                                     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                5,414,123                38,383        2.88%            4,999,224         34,804    2.82%
 Money market accounts                  13,643,996               115,280        3.43%           12,229,619         97,428    3.23%
 Time:
  Under $100,000                        15,828,329               228,761        5.86%           15,379,224        198,780    5.24%
  $100,000 and over                     11,261,212               156,416        5.63%            5,341,223         67,598    5.13%
                                 -----------------  --------------------               -------------------   ------------

    Total interest-bearing
      deposits                          46,147,660               538,840        4.74%           37,949,290        398,610    4.26%
Short-term borrowings                    2,640,818                35,296        5.42%                    -              -       -
                                 -----------------  --------------------               -------------------   ------------

   Total interest-bearing
     liabilities                        48,788,478               574,136        4.77%           37,949,290        398,610    4.26%
                                                    ====================                                     ============

Non interest-bearing liabilities:
 Demand deposits                        14,809,943                                              13,152,947
 Other liabilities                         557,724                                                 419,226
 Stockholders' equity                    8,583,249                                               7,341,828
                                 -----------------                                     -------------------

    Total liabilities and
       stockholders' equity            $72,739,394                                             $58,863,291
                                 =================                                     ===================

Net interest income                                           $  904,667                                       $  731,449
                                                    ====================                                     ============

Net interest margin (1)                                                         5.37%                                        5.40%
                                                                        ============                                     ========
Net interest spread (2)                                                         4.01%                                        4.08%
                                                                        ============                                     ========

Fees included in loan income                                  $   42,729                                       $   36,250
                                                    ====================                                     ============
Taxable equivalent adjustment                                 $        -                                       $        -
                                                    ====================                                     ============

Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

(1) Net interest income divided by total earning assets.
(2) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements. This discussion and other sections of this report contain forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and assumptions regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not conducive to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

A.   Results of Operations for the Three Months Ended March 31, 2001 as Compared
     ---------------------------------------------------------------------------
     to the Three Months Ended March 31, 2000
     ----------------------------------------

General
-------
     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $275,556 for the three-month period ended March 31, 2001. This compares with net income of $126,228 for the same period of 2000. Basic earnings per share were $.28 for the first three months ended March 31, 2001 compared to $.13 for the first three months of 2000.

     Earnings for the first three months of 2001 are primarily due to an increased volume of earning assets and a favorable net interest margin. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At March 31, 2001, average total earning assets increased $13,291,079 or 24.2% when compared to the first three months of March 31, 2000 (Consolidated Average Balances table). The increased volume contributed favorably to the Company's operating earnings. The net interest margin of 5.37% at March 31, 2001 was comparable to the net interest margin of 5.40% at March 31, 2000. The interest margin also contributed favorably to the Company's net income.

Net Interest Income
-------------------

     For the three-month period ended March 31, 2001, net interest income increased $173,218 or 23.7% from $731,449 at March 31, 2000 to $904,667 at March
31, 2001. The improvement is primarily attributable to interest income from increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $14,656,690 or 34.9% from $41,910,733 at March 31, 2000 to $56,567,423 at March 31, 2001. Interest income on loans increased $361,692 or 38.7% at March 31, 2001 when compared to March 31, 2000 (Consolidated Statements of Income and Comprehensive Income table).

     Interest expense increased $175,526 or 44.0% from $398,610 at March 31, 2000 to $574,136 at March 31, 2001 (Consolidated Statements of Income and Comprehensive Income table). The increase was primarily due to an increased volume of interest-bearing deposits. The average volume of interest-bearing deposits increased $8,198,370 or 21.6% during the past year (Consolidated Average Balances table). The Bank supplemented loan funding by utilizing short-term borrowing. The borrowing expense also contributed to the increased interest expense in the first quarter of 2001.

     The rate environment significantly impacts the Bank's net interest income. An increased prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime repricing. During the first quarter of 2001, the Bank's loan portfolio continued to benefit from the prime rate increases which occurred during 2000. The yield on total loans rose twenty-four basis points from 9.06% at March 31, 2000 to 9.30% at March 31, 2001 (Consolidated Average Balances table). The Company anticipates that the recent 200 basis point decline in the prime rate will have a negative impact on earnings during the second quarter of 2001; however, the Company anticipates that earnings will stabilize during the second half of 2001 as approximately $21,000,000 of liabilities will reprice at market.

     The cost of deposits rose forty-eight basis points from 4.26% at March 31, 2000 to 4.74% at March 31, 2001 (Consolidated Average Balances table). The Bank used the deposit mix to manage the cost of funds over the past year. The average volume of money market, savings and NOW and demand deposit accounts, which are generally less costly deposit accounts, increased $3,486,272 or 11.5% when comparing March 31, 2001 and 2000. The average volume of certificate of deposit accounts increased $6,369,459 or 30.7% during the past year. During the fourth quarter of 2000, the volume of time deposits over $100,000 increased through the expansion of core deposit relationships (customers with an established banking relationship). The management of funds resulted in a net interest margin of 5.37% at March 31, 2001 compared to 5.40% at March 31, 2000.

Provision for Loan Losses
-------------------------

      Provision expense increased $13,274 or 40.2% from $33,000 at March 31, 2000 to $46,274 at March 31, 2001. The Bank's loan volume is a significant factor in determining the appropriate amount to fund the allowance for loan losses. During the first three months of 2001, the allowance for loan losses was funded in anticipation of the projected growth of the Bank's loan portfolio during 2001 through a charge to provision expense.

Noninterest Income
------------------

     Total noninterest income increased $14,659 or 25.3% for the three month period ended March 31, 2001 compared to the same period of 2001. The increase was primarily attributable to fees earned on deposit products which were implemented during the fourth quarter of 2000.

Noninterest Expense
-------------------

     Total noninterest expense increased $21,875 or 3.5% during the three months ended March 31, 2001 when compared to the same period of 2000. The increase was primarily attributable to additional staffing and increased employee benefits.

     Salaries and employee benefits increased $36,071 or 11.1% from $325,983 at March 31, 2000 to $362,054 at March 31, 2001. The increase was due to additional staffing for the Company to expands its banking operations, most notably the McLean branch.

     Furniture and equipment expense decreased $13,295 or 30.9% over the past year as several assets became fully depreciated. It is the Company's policy to depreciate equipment on a three year straight-line basis. The decreased expense off-set the increase in salaries and benefits.

Income Taxes
------------

     The Company does not anticipate accruing a substantial tax liability during 2001. Management expects to utilize UFBC's deferred income tax benefit to off-set any tax liability that may be incurred during 2001. The Company will accrue an alternative minimum tax liability during 2001 equivalent to the alternative minimum tax of $18,800 incurred during 2000.

B.   Financial Condition as of March 31, 2001
     ----------------------------------------

Assets
------
     Total assets increased $443,107 or .6% during the first three months of 2001. The increase was primarily attributable to the Bank's increased volume of short-term borrowings which increased the volume of assets available for investment. Short-term borrowings increased $414,000 or 18.9% from $2,186,000 at December 31, 2000 to $2,600,000 at March 31, 2001. The increased volume of assets was invested into federal funds sold which increased $4,700,000 during the first three months of 2001. In addition to short-term borrowings, proceeds from the maturity of several called securities and proceeds from the sale of a portion of the Riverbend loan portfolio contributed to the increase. Investment securities decreased $2,714,127 or 26.2% during the first three months of 2001. Loans, net of unearned income decreased $803,779 or 1.4% for the same period.

Allowance for Loan/Lease Losses
-------------------------------

     The allowance for loan/lease losses (allowance) represents an amount which management believes will be adequate to absorb potential losses inherent in the loan portfolio. The provision for loan losses represents the charge to earnings during the year to fund the allowance to cover potential future losses. The amount charged to expense during the year is dependent upon management's and the Board of Directors' assessment of the adequacy of the allowance. Principal factors used in evaluation include prior loss experience, changes in the composition and volume of the portfolio, overall portfolio quality, the value of underlying collateral, reviews of portfolio quality by state and federal supervisory authorities, specific problem loans, and current and anticipated economic conditions that may affect a borrower's ability to repay.

     At March 31, 2001 and December 31, 2000, the allowance was $984,351 and $973,431, respectively, or 1.8% of total loans and leases. Nonperforming loans for the three-month period ended March 31, 2001 totaled $12,406, which were held by BVCI. This compares to a balance of $12,507 at December 31, 2001, which was also held by BVCI. The consolidated allowance for loan losses covered nonperforming loans 79.3 times at March 31, 2001 compared to coverage of 78.4 times at year end 2000.

Deferred Tax Asset
------------------

     At December 31, 2000, the Company had potential off-balance sheet deferred income tax credits of $2,135,000. The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2000. The Company projected income three years forward, 2001, 2002 and 2003. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. Until all of the deferred tax credits have either been utilized to off-set income or beneficially recognized as an asset, the amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
----------------------

     Total deposits decreased $348,007 or .6% during the first three months of 2001 when compared to the year ended December 31, 2000. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, declined $1,717,115 or 3.4%. Though management continues to focus on the growth of core deposits, certificate of deposits over $100,000 grew $1,369,108 during the first three months of 2001 due to the expansion of existing account relationships.

     Stockholders' equity increased $318,433 or 3.7% during the three months ended March 31, 2001 when compared to the year ended December 31, 2000. The increase was primarily due to earnings. Unrealized gains on available-for-sale securities also contributed to the increase.

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

     Consolidated average liquid assets were 19.3% of average total assets at March 31, 2001 compared to 25.9% for the same period ended March 31, 2000 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At March 31, 2001, the Bank's investment portfolio consisted of the following:

                              Available-for-Sale  Held-to-Maturity
                              ------------------  ----------------
U.S. Government Agency                 4,645,695         1,468,387
Mortgage-backed Securities             1,071,773           243,240
Equity                                   229,150                --

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2001, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2000 that management believes would result in the institution not being adequately capitalized.

                                                                            Required for Capital           Required To Be
                                                       Actual                 Adequacy Purposes           Well Capitalized
                                                       ------                 -----------------           ----------------
                                                 Amount      Ratio         Amount         Ratio         Amount         Ratio
                                                 ------      -----         ------         -----         ------         -----
As of March 31, 2001:
Total capital (to risk-weighted assets)
          Company                               9,056,000    16.37%          4,425,437     8.00%          5,531,796    10.00%
          The Business Bank                     8,015,000    14.85%          4,317,840     8.00%          5,397,300    10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                               8,361,000    15.11%          2,212,718     4.00%          3,319,078     6.00%
          The Business Bank                     7,327,000    13.58%          2,158,920     4.00%          3,238,380     6.00%
 Tier 1 capital (to average assets)
          Company                               8,361,000    11.49%          2,909,576     4.00%          3,636,970     5.00%
          The Business Bank                     7,327,000    10.28%          2,850,960     4.00%          3,563,700     5.00%

As of March 31, 2000:
 Total capital (to risk-weighted assets)
          Company                               7,701,514    18.20%          3,385,513     8.00%          4,231,891    10.00%
          The Business Bank                     6,882,132    16.38%          3,362,258     8.00%          4,202,823    10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                               7,168,978    16.94%          1,692,756     4.00%          2,539,135     6.00%
          The Business Bank                     6,353,614    15.12%          1,681,129     4.00%          2,521,694     6.00%
 Tier 1 capital (to average assets)
          Company                               7,168,978    12.18%          2,354,532     4.00%          2,943,165     5.00%
          The Business Bank                     6,353,614    10.92%          2,327,423     4.00%          2,909,279     5.00%


Earnings Per Share
-------------------

The following table is a reconciliation of earnings per common share as computed under SFAS 128.

(See note 3).

                                                                              Income       Shares       Per Share
                                                                           (Numerator)  (Denominator)    Amount
                                                                           -----------  -------------    ------
Basic Earnings Per Share:

For the three months ended March 31, 2001
         Net Income                                                          $275,556

            Income available to common stockholders                          $275,556      1,001,499    $      .28
                                                                             ========     ==========   ===========

For the three months ended March 31, 2000
         Net Income                                                          $126,228

            Income available to common stockholders                          $126,228        981,315    $      .13
                                                                             ========     ==========   ===========

Diluted Earnings Per Share:

For the three months ended March 31, 2001
         Net Income available to common stockholders                         $275,556      1,001,499

         Add: Contracts to issue common stock
              Warrants - expire                                               9/30/01          4,174
              Warrants - expire                                               1/27/07            261
              Options - expire 12/31/05 - 6/30/08                                              5,932
                                                                                         -----------
              Weighted-average diluted shares outstanding                                     10,367

         Diluted earnings  per common share:                                 $275,556      1,011,866    $      .27
                                                                             ========     ==========   ===========

For the three months ended March 31, 2000
         Net Income available to common stockholders                         $126,228        981,315

         Add: Contracts to issue common stock
              Warrants - expire                                               9/30/01          5,333
              Warrants - expire                                               1/27/07            333
              Options - expire 12/31/05 - 6/30/08                                              7,622
                                                                                         -----------
              Weighted-average diluted shares outstanding                                     13,288

         Diluted earnings  per common share:                                 $126,228        994,603    $      .13
                                                                             ========     ==========   ===========

Contingencies & Commitments
---------------------------
        In the opinion of management, there were no legal matters pending as of March 31, 2001 which would have a material adverse effect on the Company's financial statements.

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


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By: /s/ HAROLD C. RAUNER
                                  ------------------------------------------
                                  Harold C. Rauner
                                  President and CEO

                                  /s/ LISA M. PORTER
                                  -------------------------------------------
                                  Lisa M. Porter
                                  Chief Financial Officer

Date:    May 10, 2001
      ------------------