Form 10QSB
period 2001-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2001-08-13
CIK 714286

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

---  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 X   Exchange Actof 1934.
---
              For the quarterly period ended June 30, 2001.

                                   Or

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
---

For the transition period from                         to
                               ----------------------    ----------------------

                           Commission File No. 0-13395

                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                              IRS Employer Identification
                                                           No. 54-1201253

                   8399 Leesburg Pike, Vienna, Virginia 22182
                            Telephone: (703) 734-0070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

                          Common Stock $1.00 Par Value
                          1,001,499 Shares Outstanding
                               as of June 30, 2001

             Transitional Small Business Disclosure Format: Yes No  X
                                                            ---    ---
================================================================================

                          Part 1. Financial Information

Item 1:  Financial Statements

   UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
   Consolidated Statements of Income and Comprehensive Income / Results of Operations (Unaudited)

                                                                        Three Months Ended                    Six Months Ended
                                                                             June 30,                             June 30,
                                                                    --------------------------          ---------------------------
                                                                        2001           2000                 2001          2000
                                                                    -----------    -----------          -----------     -----------
Interest income:
     Interest and fees on loans/leases                              $ 1,244,516    $ 1,001,283          $ 2,542,133     $ 1,937,208
     Interest on investment securities                                  106,491        130,990              253,725         248,055
     Interest on federal funds sold                                      82,521        138,627              115,924         215,696
     Interest on interest-bearing deposits                                1,317              -                1,866               -
                                                                    -----------    -----------          -----------     -----------
          Total interest income                                       1,434,845      1,270,900            2,913,648       2,400,959
                                                                    -----------    -----------          -----------     -----------

Interest expense:
     Interest on deposits                                               513,248        447,148            1,052,088         845,758
     Interest on short-term borrowings                                   34,570              -               69,866               -
                                                                    -----------    -----------          -----------     -----------
          Total interest expense                                        547,818        447,148            1,121,954         845,758
                                                                    -----------    -----------          -----------     -----------
          Net interest income                                           887,027        823,752            1,791,694       1,555,201

Provision for loan/lease losses                                          43,000         33,000               89,274          66,000
                                                                    -----------    -----------          -----------     -----------
          Net interest income after provision
          for loan/lease losses                                         844,027        790,752            1,702,420       1,489,201

Noninterest income:
     Gain (loss) on sale of real estate
       owned and other earning assets                                     9,212              -                9,406            (280)
     Loan servicing and other fees                                       24,387         17,007               51,943          32,020
     Other income                                                        62,938         41,541              107,724          84,685
                                                                    -----------    -----------          -----------     -----------
          Total noninterest income                                       96,537         58,548              169,073         116,425
                                                                    -----------    -----------          -----------     -----------
Noninterest expense:
     Salaries                                                           356,290        285,554              656,816         561,757
     Employee benefits                                                   62,317         49,534              123,845          99,314
     Occupancy                                                           97,449         99,429              187,278         197,276
     Furniture and equipment                                             27,324         31,992               57,100          75,063
     Data processing                                                     42,399         38,240               81,129          76,475
     Other insurance                                                      7,064          7,076               15,213          13,129
     Real estate owned holding expense                                    8,308          5,359               16,265          12,162
     Legal                                                                5,476          8,983               10,277          14,640
     FDIC insurance                                                       2,763          2,446                5,440           4,863
     Other expense                                                       93,844        105,852              201,844         209,884
                                                                    -----------    -----------          -----------     -----------
          Total noninterest expense                                     703,234        634,465            1,355,207       1,264,563
                                                                    -----------    -----------          -----------     -----------
          Income (loss) before income taxes                             237,330        214,835              516,286         341,063

Provision (credit) for income taxes                                       5,100              -                8,500               -
                                                                    ===========    ===========          ===========     ===========
           Net income (loss)                                        $   232,230    $   214,835          $   507,786     $   341,063
                                                                    ===========    ===========          ===========     ===========

Net income (loss) per common share (Note 3)
     Basic                                                          $      0.23    $      0.21          $      0.51     $      0.34
                                                                    ===========    ===========          ===========     ===========
                                                                                                        ===========     ===========
     Diluted                                                        $      0.23    $      0.21          $      0.50     $      0.34
                                                                    ===========    ===========          ===========     ===========


Comprehensive Income (Note 4)
-----------------------------
     Net income                                                     $   232,230    $   214,835          $   507,786     $   341,063
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities        (4,847)         3,166               38,030         (13,563)
                                                                    -----------    -----------          -----------     -----------
      Comprehensive income                                          $   227,383    $   218,001          $   545,816     $   327,500
                                                                    ===========    ===========          ===========     ===========

                                       2

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
                Consolidated Balance Sheets / Financial Condition


                                                                                                 (Unaudited)          (Audited)
                                                                                                  June 30,          December 31,
                                   Assets                                                           2001                2000
                                   ------                                                      ------------        ------------
Cash and due from banks                                                                        $  2,476,860        $  2,990,025
Federal funds sold                                                                                4,315,000             600,000
Interest-bearing deposits                                                                           121,479                   -
Investment Securities:
     Available-for-sale (AFS)                                                                     4,825,590           8,101,889
     Held-to-maturity (HTM)                                                                       2,437,649           2,270,483
Loans, net of unearned income of $125,135 and $113,153                                           58,836,904          55,701,135
     Less:  Allowance for loan/lease losses                                                        (971,069)           (973,431)
                                                                                               ------------        ------------
          Net loans                                                                              57,865,835          54,727,704

Real estate owned held for sale, net                                                              1,103,052           1,364,066
Premises and equipment, net                                                                         169,130             206,669
Deferred income taxes                                                                               919,156             919,156
Other assets                                                                                        525,125             674,121
                                                                                               ------------        ------------
          Total assets                                                                         $ 74,758,876        $ 71,854,113
                                                                                               ============        ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits:
     Demand                                                                                    $ 15,245,638        $ 15,103,101
     Savings and NOW                                                                              5,569,934           5,232,987
     Money market                                                                                15,846,391          13,896,824
Time deposits:
     Under $100,000                                                                              15,789,214          15,937,455
     $100,000 and over                                                                           10,210,595          10,472,041
                                                                                               ------------        ------------
          Total deposits                                                                         62,661,772          60,642,408
                                                                                               ------------        ------------

Short-term borrowings                                                                             2,600,000           2,186,000
Other liabilities                                                                                   400,505             474,922
                                                                                               ------------        ------------
          Total liabilities                                                                      65,662,277          63,303,330
                                                                                               ------------        ------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                                   -                   -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 1,001,499 shares at 6/30/01 and 12/31/00                                            1,001,499           1,001,499
     Capital in excess of par value                                                              15,975,810          15,975,810
     Retained earnings                                                                           (7,876,683)         (8,384,469)
     Unrealized holding gain (loss) - AFS securities                                                 (4,027)            (42,057)
                                                                                               ------------        ------------
          Total stockholders' equity                                                              9,096,599           8,550,783
                                                                                               ------------        ------------
       Total liabilities and stockholders' equity                                              $ 74,758,876        $ 71,854,113
                                                                                               ============        ============


                                       3

            UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                    ------------------------------
                                                                                    June 30, 2001     June 30, 2000
                                                                                    -------------     --------------

Cash flows from operating activities:
Net Income                                                                          $    507,786      $    341,063
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                             40,601            53,058
  Provision for loan/lease losses                                                         89,274            66,000
  Amortization of investment security discount                                             4,017                (6)
  Amortization of loan fees and discounts, net                                            14,057            33,864
  Net (gain) loss on disposal of equipment                                                     -            (2,735)
  Net (gain) loss on sale of other real estate owned                                      (9,406)              280
  (Increase) decrease in other assets                                                    148,996           (30,959)
  Increase (decrease) in other liabilities                                               (74,417)           82,647
                                                                                    ------------      ------------
    Net cash provided by (used in) operating activities                                  720,908           543,212
                                                                                    ------------      ------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                                     -          (428,187)
  Principal collected - non-bank subsidiaries                                              1,465           245,177
  Loans and lease originations, net of collections                                    (3,242,927)       (5,442,974)
  Purchases of securities available-for-sale                                          (1,111,795)       (1,167,326)
  Purchases of securities held-to-maturity                                            (1,329,063)       (1,751,539)
  Investment made in other real estate owned                                            (293,675)          (34,657)
  Proceeds received from maturity of securities available-for-sale                     4,422,107           987,399
  Proceeds received from maturity of securities held to maturity                       1,161,897            69,866
  Proceeds from real estate owned                                                        564,095           126,620
  Purchases of premises and equipment                                                     (3,062)          (15,880)
  Proceeds from disposal of equipment                                                          -             6,000
                                                                                    ------------      ------------
    Net cash provided by (used in) investing activities                                  169,042        (7,405,501)
                                                                                    ------------      ------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                                 2,429,051        10,898,527
  Certificates of deposit sold (matured), net                                           (409,687)          755,015
  Net change in short-term borrowings                                                    414,000                 -
  Proceeds from sale of common stock                                                           -           344,385
                                                                                    ------------      ------------
    Net cash provided by (used in) financing activities                                2,433,364        11,997,927
                                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                                   3,323,314         5,135,638
Cash and cash equivalents at beginning of the year                                     3,590,025         7,137,515
                                                                                    ------------      ------------
Cash and cash equivalents at end of the quarter                                     $  6,913,339      $ 12,273,153
                                                                                    ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                       $  1,096,228      $    826,017
    Income taxes                                                                          23,506             1,513

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                                $     38,030      $    (16,729)



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

----------------------------------------------------
UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES
----------------------------------------------------

                                                                       For the Six Months Ended
                                                     June 30, 2001                               June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                             Average                     Yield/           Average                    Yield/
                                             Balance          Interest    Rate            Balance         Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------

                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                            $37,262,237      $ 1,650,221   8.93%        $ 26,713,185     $ 1,222,468    9.18%
     Real estate construction                9,575,812          482,948  10.17%           5,369,608         285,690   10.67%
     Real estate mortgage                    6,242,889          271,734   8.78%           8,526,253         338,734    7.97%
     Installment                             3,047,946          137,230   9.08%           2,132,454          90,316    8.49%
     Leases                                          -                -       -                   -               -       -
                                           -----------      -----------                ------------     -----------
        Total loans/leases                  56,128,884        2,542,133   9.13%          42,741,500       1,937,208    9.09%
                                           -----------      -----------                ------------     -----------

    Interest-bearing deposits                   63,073            1,866   5.97%                   -               -       -
    Federal funds sold                       5,015,664          115,924   4.66%           7,195,942         215,696    6.01%
    Investment securities                    7,997,014          253,725   6.40%           8,059,869         248,055    6.17%
                                           -----------      -----------                ------------     -----------
        Total earning assets                69,204,635        2,913,648   8.49%          57,997,311       2,400,959    8.30%
                                                            ===========                                 ===========

    Noninterest-earning assets
     Cash and due from banks                 2,477,583                                    1,931,199
     Other assets                            2,975,563                                    2,499,181
     Allowance for loan losses/lease          (994,292)                                    (813,721)
                                           -----------                                 ------------
        Total assets                       $73,663,489                                 $ 61,613,970
                                           ===========                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts                5,345,389           72,246   2.73%           5,457,900          74,751    2.75%
     Money market accounts                  14,032,889          222,242   3.19%          13,246,335         218,001    3.30%
     Time:
     Under $100,000                         15,712,451          451,941   5.80%          15,081,675         395,420    5.26%
     $100,000 and over                      11,075,700          305,659   5.57%           6,011,958         157,586    5.26%
                                           -----------      -----------                ------------     -----------
        Total interest-bearing
          deposits                          46,166,429        1,052,088   4.60%          39,797,868         845,758    4.26%
    Short-term borrowings                    2,620,409           69,866   5.38%                   -               -       -
                                           -----------      -----------                ------------     -----------
        Total interest-bearing
          liabilities                       48,786,838        1,121,954   4.64%          39,797,868         845,758    4.26%
                                                            ===========                                 ===========
    Non interest-bearing liabilities:
     Demand deposits                        15,570,046                                   14,138,581
     Other liabilities                         510,159                                      409,374
     Stockholders' equity                    8,796,446                                    7,268,147
                                           -----------                                 ------------
        Total liabilities and
          stockholders' equity             $73,663,489                                 $ 61,613,970
                                           ===========                                 ============
    Net interest income                                     $ 1,791,694                                 $ 1,555,201
                                                            ===========                                 ===========

    Net interest margin (1)                                               5.22%                                        5.38%
                                                                         =====                                        =====
    Net interest spread (2)                                               3.85%                                        4.04%
                                                                         =====                                        =====
    Fees included in loan income                            $    89,741                                 $    70,530
                                                            ===========                                 ===========
    Taxable equivalent adjustment                           $         -                                 $         -
                                                            ===========                                 ===========

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

A.       Results of Operations for the Six Months Ended June 30, 2001 as
         ---------------------------------------------------------------
         Compared to the Six Months Ended June 30, 2000
         ----------------------------------------------
General
-------
         The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc.
(UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $507,786 for the six-month period ended June 30, 2001. This compares with net income of $341,063 for the same period of 2000. Basic earnings per share were $.51 for the first six months ended June 30, 2001 compared to $.34 for the first six months of 2000.

         Earnings for the first six months of 2001 are primarily due to an increased volume of earning assets and a favorable net interest margin. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At June 30, 2001, average total earning assets increased $11,207,324 or 19.3% when compared to the first six months of June 30, 2000 (Consolidated Average Balances table). The increased volume contributed favorably to the Company's operating earnings. The net interest margin of 5.22% at June 30, 2001 also contributed favorably to the Company's net income.

Net Interest Income
-------------------

         For the six-month period ended June 30, 2001, net interest income increased $236,493 or 15.2% from $1,555,201 at June 30, 2000 to $1,791,694 at
June 30, 2001. The improvement was primarily attributable to interest income from increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $13,387,384 or 31.3% from $42,741,500 at June 30, 2000 to $56,128,884 at June 30, 2001. Interest income on loans increased $604,925 or 31.2% at June 30, 2001 when compared to June 30, 2000 (Consolidated Statements of Income and Comprehensive Income table). For the three and six months ended June 30, 2001, interest on federal funds sold decreased $56,106 or 40.5% and $99,772 or 46.3%, respectively, due to volume and to rate. As shown in the Consolidated Average Balances table, average federal funds sold declined $2,180,278 or 30.3% from $7,195,942 at June 30, 2000 to $5,015,664 at June 30,
2001.

         Interest expense increased $276,196 or 32.7% from $845,758 at June 30, 2000 to $1,121,954 at June 30, 2001 (Consolidated Statements of Income and Comprehensive Income table). The increase was primarily due to an increased volume of interest-bearing deposits. The average volume of interest-bearing deposits increased $6,368,561 or 16.0% during the past year (Consolidated Average Balances table). The Bank supplemented loan funding by utilizing short-term borrowing. The borrowing expense also contributed to the increased interest expense in the first six months of 2001.

         The rate environment significantly impacts the Bank's net interest income. An increased prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime repricing. During the first six months of 2001, the Bank's loan portfolio continued to benefit from the prime rate increases which occurred during 2000. The yield on total loans increased four basis points from 9.09% at June 30, 2000 to 9.13% at June 30, 2001 (Consolidated Average Balances table). The Company anticipates that the recent 275 basis point decline in the prime rate will have a negative impact on earnings during the third quarter of 2001; however, the Company anticipates that earnings will stabilize during the second half of 2001 as approximately $30,000,000 of liabilities will reprice at market.

         The cost of deposits rose thirty-four basis points from 4.26% at June 30, 2000 to 4.60% at June 30, 2001 (Consolidated Average Balances table). The rise was primarily attributable to deposits which were priced during the higher rate environment of the third and fourth quarters of 2000. As shown in the Consolidated Average Balances table, average total deposits increased $7,763,319 or 14.4% from $53,973,156 at June 30, 2000 to $61,736,475 at June 30, 2001. The
Bank used the deposit mix to mitigate the cost of funds over the past year. The average volume of money market, savings and NOW and demand deposit accounts, which are generally less costly deposit accounts, increased $2,105,508 or 6.4% when comparing June 30, 2001 and 2000. The average volume of certificate of deposit accounts increased $5,694,883 or 26.9% during the past year. During the fourth quarter of 2000, the volume of time deposits over $100,000 increased through the expansion of core deposit relationships (customers with an established banking relationship). The Company's net interest margin has exceeded 5.0% during the past year. The net interest margin was 5.22% at June 30, 2001 and 5.38% at June 30, 2000.

Provision for Loan Losses
-------------------------

          Provision expense increased $23,274 or 35.3% from $66,000 at June 30, 2000 to $89,274 at June 30, 2001. The Bank's loan volume was a significant factor in determining the appropriate amount to fund the allowance for loan losses. The allowance for loan losses was funded in anticipation of the projected growth of the Bank's loan portfolio during 2001 through a charge to provision expense.

Noninterest Income
------------------

         Total noninterest income increased $52,648 or 45.2% for the six month period ended June 30, 2001 compared to the same period of 2001. The increase was primarily attributable to fees earned on deposit products which were implemented during the fourth quarter of 2000. Net gains on the sales of real estate owned during the three months ended June 30, 2001 also contributed favorably to the improvement.

Noninterest Expense
-------------------

         Total noninterest expense increased $90,644 or 7.2% during the six months ended June 30, 2001 and $68,769 or 10.8% when compared to the same periods of 2000. The increases were attributable to bonuses and additional staffing for business expansion. Salaries and employee benefits increased $119,590 or 18.1% during the six months ended June 30, 2001 and $83,519 or 24.9% during the three months ended June 30, 2001. Approximately $33,000 of the increase was attributable to bonuses.

Income Taxes
------------

         The Company does not anticipate accruing a substantial tax liability during 2001. Management expects to utilize UFBC's deferred income tax benefit to off-set any tax liability that may be incurred during 2001. The Company will accrue an alternative minimum tax liability during 2001 equivalent to the alternative minimum tax liability of $18,800 incurred during 2000.

B.       Financial Condition as of June 30, 2001
         ---------------------------------------
Assets
------

         Total assets increased $2,904,763 or 4.0% during the first six months of 2001. The increase was primarily attributable to the Bank's increased volume of deposits which increased the volume of assets available for investment. Total deposits increased $2,019,364 or 3.3% from $60,642,408 at December 31, 2000 to $62,661,772 at June 30, 2001. The increased volume of assets was invested into loans which increased $3,135,769 during the first six months of 2001. Proceeds from the maturity of several called securities also provided additional assets for investment. Investment securities decreased $3,154,820 or 38.9% during the first six months of 2001. The proceeds were invested in federal funds sold and provided additional liquidity for the Company.

Allowance for Loan Losses
-------------------------

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

         At June 30, 2001 and December 31, 2000, the allowance for loan losses was $971,069 or 1.6% and $973,431 or 1.8%, respectively, of total loans and leases. Nonperforming loans for the six-month period ended June 30, 2001 totaled $34,893, of which $11,766 was held by BVCI and $23,127 was held by the Bank. This compares to a balance of $12,507 at December 31, 2000, which was held by BVCI. The consolidated allowance for loan losses covered nonperforming loans
27.8 times at June 30, 2001 compared to coverage of 77.8 times at year end 2000. The Bank charged off $91,661 during the six months ended June 30, 2001of which $35,380 was due to a write-down in the valuation of a portion of the Riverbend loan portfolio that was later sold. $56,281 of the charge off was associated with one loan relationship. The charge offs were absorbed by the allowance for loan losses and did not cause additional expense to the Company.

Deferred Tax Asset
------------------

         At December 31, 2000, the Company had potential off-balance sheet deferred income tax credits of $2,163,000. The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2000. The Company projected income three years forward, 2001, 2002 and 2003. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. Until all of the deferred tax credits have either been utilized to off-set income or beneficially recognized as an asset, the amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
----------------------

         Total deposits increased $2,019,364 or 3.3% during the first six months of 2001 when compared to the year ended December 31, 2000. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000 increased $2,280,810 or 4.6%.

         Stockholders' equity increased $545,816 or 6.4% during the six months ended June 30, 2001 when compared to the year ended December 31, 2000. The increase was primarily due to earnings. Unrealized gains on available-for-sale securities also contributed to the increase.

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

         Consolidated average liquid assets were 21.2% of average total assets at June 30, 2001 compared to 27.9% for the same period ended June 30, 2000 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

         At June 30, 2001, the Bank's investment portfolio consisted of the following:

                                    Available-for-Sale         Held-to-Maturity
                                    ------------------         ----------------
U.S. Government Agency                  3,206,875                 2,218,076
Mortgage-backed Securities              1,511,044                   219,573
Equity                                    229,150                        --

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2001, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2000 that management believes would result in the institution not being adequately capitalized.

                                                                                 Required for Capital             Required To Be
                                                         Actual                   Adequacy Purposes              Well Capitalized
                                                  --------------------          ---------------------          ---------------------
                                                   Amount        Ratio           Amount         Ratio          Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2001:
 Total capital (to risk-weighted assets)
          Company                                9,338,351       15.72%        4,753,034        8.00%        5,941,292       10.00%
          The Business Bank                      8,285,855       14.20%        4,668,596        8.00%        5,835,744       10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                                8,592,870       14.46%        2,376,517        4.00%        3,564,775        6.00%
          The Business Bank                      7,553,823       12.94%        2,334,298        4.00%        3,501,447        6.00%
 Tier 1 capital (to average assets)
          Company                                8,592,870       11.67%        2,946,540        4.00%        3,683,174        5.00%
          The Business Bank                      7,553,823       10.33%        2,924,331        4.00%        3,655,414        5.00%

As of June 30, 2000:
 Total capital (to risk-weighted assets)
          Company                                7,980,038       16.82%        3,795,567        8.00%        4,744,459       10.00%
          The Business Bank                      7,157,665       15.21%        3,764,009        8.00%        4,705,011       10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                                7,383,813       15.56%        1,897,784        4.00%        2,846,676        6.00%
          The Business Bank                      6,566,739       13.96%        1,882,004        4.00%        2,823,007        6.00%
 Tier 1 capital (to average assets)
          Company                                7,383,813       11.47%        2,574,586        4.00%        3,218,232        5.00%
          The Business Bank                      6,566,739       10.27%        2,558,699        4.00%        3,198,374        5.00%


                                       10

Earnings Per Share
------------------

         The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                          Income         Shares           Per Share
                                                                        (Numerator)   (Denominator)         Amount
                                                                        -----------   -------------      -----------
Basic Earnings Per Share:

For the six months ended June 30, 2001
              Net Income                                                 $ 507,786

                 Income available to common stockholders                 $ 507,786      1,001,499           $  .51
                                                                         =========      =========           ======

For the six months ended June 30, 2000
              Net Income                                                 $ 341,063

                 Income available to common stockholders                 $ 341,063        991,407           $  .34
                                                                         =========      =========           ======

Diluted Earnings Per Share:

For the six months ended June 30, 2001
              Net Income available to common stockholders                $ 507,786      1,001,499

              Add: Contracts to issue common stock
                     Warrants - expire 9/30/01                                              6,054
                     Warrants - expire 1/27/07                                                378
                     Options - expire 12/31/05 - 6/30/08                                    8,999
                                                                                        ---------
                     Weighted-average diluted shares outstanding                           15,431

              Diluted earnings per common share:                         $ 507,786      1,016,930           $  .50
                                                                         =========      =========           ======


For the six months ended June 30, 2000
              Net Income available to common stockholders                $ 341,063        991,407

              Add: Contracts to issue common stock
                     Warrants - expire 9/30/01                                              5,333
                     Warrants - expire 1/27/07                                                333
                     Options - expire 12/31/05 - 6/30/08                                    7,622
                                                                                        ---------
                     Weighted-average diluted shares outstanding                           13,288

              Diluted earnings per common share:                         $ 341,063      1,004,695           $  .34
                                                                         =========      =========           ======


Contingencies & Commitments
---------------------------

         In the opinion of management, there were no legal matters pending as of June 30, 2001 which would have a material adverse effect on the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 8, 2001, the shareholders elected Edward H. Pechan and Harold C. Rauner to serve as Class Two directors until the 2004 Annual Meeting of Shareholders.


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

Date: August 13, 2001
      ---------------