Form 10QSB
period 2001-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2001-11-14
CIK 714286

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
  -----
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934.


               For the quarterly period ended September 30, 2001.

                                       Or
  -----
           Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934.


    For the transition period from ________________ to ___________________



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

                         Common Stock $1.00 Par Value
                         1,035,349 Shares Outstanding
                           as of September 30, 2001

   Transitional Small Business Disclosure Format:  Yes      No  X
                                                      -----   -----

                         Part 1. Financial Information

Item 1:    Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income / Results of
Operations
(Unaudited)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                      ------------------------------       ------------------------------
                                                         2001                2000              2001               2000
                                                      -----------        -----------       -----------        -----------
Interest income:
     Interest and fees on loans/leases                $ 1,320,935        $ 1,178,614       $ 3,863,068        $ 3,115,822
     Interest on investment securities                     99,277            158,692           353,002            406,747
     Interest on federal funds sold                        44,698             79,803           160,622            295,499
     Interest on interest-bearing deposits                    521               --               2,387               --
                                                      -----------        -----------       -----------        -----------
          Total interest income                         1,465,431          1,417,109         4,379,079          3,818,068
                                                      -----------        -----------       -----------        -----------

Interest expense:
     Interest on deposits                                 508,391            518,387         1,560,479          1,364,145
     Interest on short-term borrowings                     34,950              8,343           104,816              8,343
                                                      -----------        -----------       -----------        -----------
          Total interest expense                          543,341            526,730         1,665,295          1,372,488
                                                      -----------        -----------       -----------        -----------
          Net interest income                             922,090            890,379         2,713,784          2,445,580
Provision for loan/lease losses                            46,000             62,600           135,274            128,600
                                                      -----------        -----------       -----------        -----------
         Net interest income after provision
         for loan/lease losses                            876,090            827,779         2,578,510          2,316,980
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                   (20,880)             2,534           (11,474)             2,254
     Loan servicing and other fees                         17,231             17,881            69,174             49,901
     Other income                                          75,770             47,842           183,494            132,527
                                                      -----------        -----------       -----------        -----------
          Total noninterest income                         72,121             68,257           241,194            184,682
                                                      -----------        -----------       -----------        -----------
Noninterest expense:
     Salaries                                             301,593            291,154           958,409            852,911
     Employee benefits                                     55,925             47,676           179,770            146,990
     Occupancy                                             91,849             97,527           279,127            294,803
     Furniture and equipment                               30,945             32,445            88,045            107,508
     Data processing                                       39,125              4,650           120,254            112,812
     Other insurance                                        6,796              2,638            22,009             19,415
     Real estate owned holding expense                      3,998              6,286            20,263             20,167
     Legal                                                  4,500             36,337            14,777             19,290
     FDIC insurance                                         2,715              8,005             8,155              7,501
     Other expense                                        114,984             89,714           316,828            299,598
                                                      -----------        -----------       -----------        -----------
          Total noninterest expense                       652,430            616,432         2,007,637          1,880,995
                                                      -----------        -----------       -----------        -----------
          Income (loss) before income taxes               295,781            279,604           812,067            620,667
Provision (credit) for income taxes                         5,100               --              13,600               --
                                                      -----------        -----------       -----------        -----------
          Net income (loss)                           $   290,681        $   279,604       $   798,467        $   620,667
                                                      ===========        ===========       ===========        ===========

Net income (loss) per common share (Note 3)
     Basic                                            $      0.29        $      0.28       $      0.80        $      0.62
                                                      ===========        ===========       ===========        ===========
     Diluted                                          $      0.29        $      0.28       $      0.79        $      0.62
                                                      ===========        ===========       ===========        ===========

Comprehensive Income (Note 4)
     Net income                                       $   290,681        $   279,604       $   798,467        $   620,667
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-
         for-sale securities                                1,140             25,764            38,350             12,201
                                                      -----------        -----------       -----------        -----------
       Comprehensive income                           $   291,821        $   305,368       $   836,817        $   632,868
                                                      ===========        ===========       ===========        ===========

     UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
     Consolidated Balance Sheets / Financial Condition


                                                                                (Unaudited)                 (Audited)
                                                                                September 30,              December 31,
                          Assets                                                    2001                       2000
                                                                                -------------              ------------
Cash and due from banks                                                          $ 2,516,173                $ 2,990,025
Federal funds sold                                                                 6,065,000                    600,000
Interest-bearing deposits                                                            162,659                          -
Investment Securities:
     Available-for-sale (AFS)                                                      3,999,587                  8,101,889
     Held-to-maturity (HTM)                                                        2,818,979                  2,270,483
Loans, net of unearned
income of $116,816 and $113,153                                                   59,805,361                 55,701,135
     Less:  Allowance for loan/lease losses                                       (1,040,148)                  (973,431)
                                                                                -------------              ------------
          Net loans                                                               58,765,213                 54,727,704
Real estate owned held for sale, net                                                 875,787                  1,364,066
Premises and equipment, net                                                          150,505                    206,669
Deferred income taxes                                                                919,156                    919,156
Other assets                                                                         530,002                    674,121
                                                                                -------------              ------------
        Total assets                                                            $ 76,803,061               $ 71,854,113
                                                                                ============               ============
         Liabilities and Stockholders' Equity
Deposits:
     Demand                                                                     $ 18,633,922               $ 15,103,101
     Savings and NOW                                                               6,060,835                  5,232,987
     Money market                                                                 12,302,469                 13,896,824
Time deposits:
     Under $100,000                                                               16,181,711                 15,937,455
     $100,000 and over                                                            10,988,265                 10,472,041
                                                                                -------------              ------------
           Total deposits                                                         64,167,202                 60,642,408
                                                                                -------------              ------------

Short-term borrowings                                                              2,600,000                  2,186,000
Other liabilities                                                                    393,134                    474,922
                                                                                -------------              ------------
                     Total liabilities                                            67,160,336                 63,303,330
                                                                                -------------              ------------
Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                    -                          -
     Common Stock, par value $1;
       authorized 3,500,000 shares,
       issued 1,035,349 shares at 9/30/01
       and 1,001,499 at 12/31/00                                                   1,035,349                  1,001,499
     Capital in excess of par value                                               16,197,085                 15,975,810
     Retained earnings                                                            (7,586,002)                (8,384,469)
     Unrealized holding gain (loss) - AFS securities                                  (3,707)                   (42,057)
                                                                                -------------              ------------
          Total stockholders' equity                                               9,642,725                  8,550,783
                                                                                -------------              ------------
        Total liabilities and stockholders' equity                              $ 76,803,061               $ 71,854,113
                                                                                ============               ============

     UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
     (Unaudited)

                                                                                             Nine Months Ended
                                                                              ----------------------------------------------
                                                                              September 30, 2001          September 30, 2000
                                                                              ------------------          ------------------
Cash flows from operating activities:
Net Income                                                                     $  798,467                   $ 620,667
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                      59,226                      68,109
  Provision for loan/lease losses                                                 135,274                     128,600
  Amortization of investment security discount                                      7,920                       2,034
  Amortization of loan fees and discounts, net                                      8,764                      87,849
  Net (gain) loss on sale of securities                                                --                       2,831
  Net (gain) loss on disposal of equipment                                             --                       2,735
  Net (gain) loss on sale of other real estate owned                               11,473                      (2,254)
  (Increase) decrease in other assets                                             144,119                    (189,844)
  Increase (decrease) in other liabilities                                        (81,788)                    131,206
                                                                               ----------                   ---------
    Net cash provided by (used in) operating activities                         1,083,455                     851,933
                                                                               ----------                   ---------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                             --                    (475,832)
  Principal collected - non-bank subsidiaries                                       1,857                     251,923
  Loans and lease originations, net of collections                             (4,183,404)                (13,172,625)
  Purchases of securities available-for-sale                                   (1,111,795)                 (3,345,122)
  Purchases of securities held-to-maturity                                     (1,829,063)                 (2,478,062)
  Investment made in other real estate owned                                   (1,161,113)                   (105,947)
  Proceeds received from maturity of securities available-for-sale              5,244,527                   1,932,465
  Proceeds received from maturity of securities held to maturity                1,280,567                     146,331
  Proceeds from real estate owned                                               1,637,919                     394,834
  Purchases of premises and equipment                                              (3,062)                    (22,602)
  Proceeds from disposal of equipment                                                  --                       6,000
                                                                               ----------                   ---------
    Net cash provided by (used in) investing activities                          (123,567)                (16,868,637)
                                                                               ----------                   ---------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                          2,764,314                   5,504,740
  Certificates of deposit sold (matured), net                                     760,480                   2,185,866
  Net change in short-term borrowings                                             414,000                   3,785,000
  Proceeds from sale of common stock                                              255,125                     344,385
                                                                               ----------                   ---------
    Net cash provided by (used in) financing activities                         4,193,919                  11,819,991
                                                                               ----------                   ---------
Net increase (decrease) in cash and cash equivalents                            5,153,807                  (4,196,713)
Cash and cash equivalents at beginning of the year                              3,590,025                   7,137,515
                                                                               ----------                   ---------
Cash and cash equivalents at end of the quarter                               $ 8,743,832                 $ 2,940,802
                                                                              ===========                 ===========

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                 $ 1,708,064                 $ 1,309,188
    Income taxes                                                                   28,206                       1,513

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                          $    38,350                    $ 12,201
  Increase in foreclosed properties and decrease in loans                     $        --                   $ 116,390

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
     ----------------------------------------------------

                                                                      For the Nine Months Ended
                                                 September 30, 2001                               September 30, 2000
                                         -------------------------------------          ------------------------------------
                                            Average                     Yield/            Average                     Yield/
                                            Balance         Interest     Rate             Balance         Interest     Rate
                                         ------------      -----------   ----          ------------      -----------   -----
              ASSETS
Earning assets:
 Loans/Leases:
 Commercial                              $ 38,569,377      $ 2,538,357   8.80%         $ 28,839,400      $ 2,013,071   9.30%
 Real estate construction                   9,741,424          728,307  10.00%            5,594,850          456,019  10.86%
 Real estate mortgage                       6,004,210          407,319   9.07%            8,273,496          504,023   8.12%
 Installment                                3,152,819          189,085   8.02%            2,291,389          142,709   8.30%
 Leases                                             -                -       -                    -                -       -
                                         ------------      -----------                 ------------      -----------
    Total loans/leases                     57,467,830        3,863,068   8.99%           44,999,135        3,115,822   9.22%
                                         ------------      -----------                 ------------      -----------

Interest-bearing deposits                      97,622            2,387   3.27%                    -                -       -
Federal funds sold                          5,115,726          160,622   4.20%            6,475,562          295,432   6.08%
Investment securities                       7,728,937          353,002   6.11%            8,649,332          406,814   6.27%
                                         ------------      -----------                 ------------      -----------
    Total earning assets                   70,410,115        4,379,079   8.32%           60,124,029        3,818,068   8.46%
                                                           ===========
Noninterest-earning assets
 Cash and due from banks                    2,518,052                                     1,967,030
 Other assets                               2,825,722                                     2,568,118
 Allowance for loan losses/lease             (999,790)                                     (837,999)
                                       ---------------                               ---------------
    Total assets                         $ 74,754,099                                  $ 63,821,178
                                       ===============                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts                   5,431,340          106,750   2.63%            5,384,734          117,991   2.92%
 Money market accounts                     14,509,021          334,180   3.08%           13,990,050          373,742   3.56%
 Time:
  Under $100,000                           15,881,477          673,687   5.67%           14,810,260          593,635   5.34%
  $100,000 and over                        10,903,870          445,862   5.47%            6,708,803          278,777   5.54%
                                         ------------      -----------                 ------------      -----------
    Total interest-bearing
      deposits                             46,725,708        1,560,479   4.60%           40,893,847        1,364,145   4.44%
Short-term borrowings                       2,613,606          104,816   5.36%              159,019            8,343   6.99%
                                         ------------      -----------                 ------------      -----------
    Total interest-bearing
      liabilities                          49,339,314        1,665,295   4.51%           41,052,866        1,372,488   4.45%
                                                           ===========                                   ===========
Non interest-bearing liabilities:
 Demand deposits                           15,939,248                                    14,927,488
 Other liabilities                            497,043                                       414,170
 Stockholders' equity                       8,978,494                                     7,426,654
                                         ------------                                  ------------
    Total liabilities and
       stockholders' equity              $ 74,754,099                                  $ 63,821,178
                                         ============                                  ============
Net interest income                                        $ 2,713,784                                   $ 2,445,580
                                                           ===========                                   ===========

Net interest margin (1)                                                  5.15%                                         5.42%
                                                                         =====                                         =====
Net interest spread (2)                                                  3.80%                                         4.01%
                                                                         =====                                         =====
Fees included in loan income                               $   145,839                                     $ 126,162
                                                           ===========                                     =========
Taxable equivalent adjustment                              $         -                                     $       -
                                                           ===========                                     ==========

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

A.   Results of Operations for the Nine Months Ended September 30, 2001 as
     ---------------------------------------------------------------------
     Compared to the Nine Months Ended September 30, 2000
     ----------------------------------------------------

General
-------

     The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (UFBC) and its subsidiaries, The Business Bank and Business Venture Capital, Inc., which is presented on a consolidated basis. UFBC reported net income of $798,467 for the nine-month period ended September 30, 2001. This compares with net income of $620,667 for the same period of 2000. Basic earnings per share were $.80 for the first nine months ended September 30, 2001 compared to $.62 for the first nine months of 2000.

     Earnings for the first nine months of 2001 are primarily due to an increased volume of earning assets and a favorable net interest margin. During the past year, UFBC's primary subsidiary, The Business Bank (the Bank), continued to increase the Company's earning asset base. At September 30, 2001, average total earning assets increased $10,286,086 or 17.1% when compared to the first nine months of September 30, 2000 (Consolidated Average Balances table). The increased volume contributed favorably to the Company's operating earnings. The net interest margin of 5.15% at September 30, 2001 also contributed favorably to the Company's net income.

Net Interest Income
-------------------

     The rate environment significantly impacts the Bank's net interest income. The prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime repricing. During the first six months of 2001, the Bank's loan portfolio benefitted from the prime rate increases which occurred during 2000. However, the cumulative effect of the 350 basis point decline in the prime rate through September 30, 2001 suppressed earnings during the third quarter of 2001 as shown in the decreased yield on earning assets, specifically the loan portfolio. The yield on total loans decreased 23 basis points from 9.22% at September 30, 2000 to 8.99% at September 30, 2001 (Consolidated Average Balances table). The Company anticipates that the 100 basis point decline in the prime rate subsequent to September 30, 2001 also will suppress earnings during the fourth quarter of 2001; however, the Company anticipates that the repricing of approximately $25,000,000 of liabilities will mitigate the impact of the decreased prime rate. The Company's net interest margin has exceeded 5.0% during the past year. The net interest margin was 5.15% at September 30, 2001 and 5.42% at September 30, 2000.

     For the nine-month period ended September 30, 2001, net interest income increased $268,204 or 10.9% from $2,445,580 at September 30, 2000 to $2,713,784 at September 30, 2001. The improvement was primarily attributable to interest income from increased loan volume. As shown in the Consolidated Average Balances table, average total loans increased $12,468,695 or 27.7% from $44,999,135 at September 30, 2000 to $57,467,830 at September 30, 2001.
Interest and fee income on loans increased $747,246 or 23.9% at September 30, 2001 when compared to September 30, 2000 (Consolidated Statements of Income and Comprehensive Income table).

     Rate most notably impacted earnings from investments. For the three and nine months ended September 30, 2001, interest on federal funds sold decreased $35,105 or 43.9% and $134,877 or 45.6%, respectively, due to volume and to rate. As shown in the Consolidated Average Balances table, the average volume of federal funds sold declined $1,359,836 and 188 basis points from $6,475,562 and 6.08% at September 30, 2000 to $5,115,726 and 4.20% at September 30, 2001. For
the three and nine months ended September 30, 2001, interest on investment securities decreased $59,415 or 37.4% and $53,745 or 13.2%, respectively, due to rate and to volume. As shown in the Consolidated Average Balances table, the average volume of investment securities declined $920,395 and 16 basis points from $8,649,332 and 6.27% at September 30, 2000 to $7,728,937 and 6.11% at
September 30, 2001. Calls on agency investments, spurred by the rate environment, primarily account for the decreased volume of investment securities.

     Interest expense increased $292,807 or 21.3% from $1,372,488 at September 30, 2000 to $1,665,295 at September 30, 2001 (Consolidated Statements of Income and Comprehensive Income table). The increase was primarily due to an increased volume of interest-bearing deposits. The average volume of interest-bearing deposits increased $5,831,861 or 14.3% during the past year (Consolidated Average Balances table). The Bank supplemented loan funding by utilizing short-term borrowing. The borrowing expense also contributed to the increased interest expense in the first nine months of 2001.

     The cost of deposits rose 16 basis points from 4.44% at September 30, 2000 to 4.60% at September 30, 2001 (Consolidated Average Balances table). The rise was primarily attributable to deposits which were priced during the higher rate environment of the third and fourth quarters of 2000. As shown in the Consolidated Average Balances table, average total deposits increased $6,806,822 or 12.2% from $55,858,134 at September 30, 2000 to $62,664,956 at September 30,
2001. During the fourth quarter of 2000, the volume of time deposits over $100,000 increased through the expansion of core deposit relationships (customers with an established banking relationship). The average volume of certificate of deposit accounts increased $5,266,649 or 24.4% during the past year.

Provision for Loan Losses
-------------------------

      Provision expense increased $6,674 or 5.2% from $128,600 at September 30, 2000 to $135,274 at September 30, 2001. The Bank's loan volume was a significant factor in determining the appropriate amount to fund the allowance for loan losses. The allowance for loan losses was funded in anticipation of the projected growth of the Bank's loan portfolio during 2001 through a charge to provision expense.

Noninterest Income
------------------

     Total noninterest income increased $56,512 or 30.6% for the nine month period ended September 30, 2001 compared to the same period of 2000. The increase was primarily attributable to fees earned on deposit products which were implemented during the fourth quarter of 2000. Loan servicing and other fees also contributed favorably to the improvement.

Noninterest Expense
-------------------

     Total noninterest expense increased $126,642 or 6.7% during the nine months ended September 30, 2001 and $35,998 or 5.8% during the three months ended September 30, 2001 when compared to the same periods of 2000. The increases were attributable to bonuses and additional staffing for business expansion. Salaries and employee benefits increased $138,278 or 13.8% during the nine months ended September 30, 2001 and $18,688 or 5.5% during the three months ended September 30, 2001. Approximately $33,000 of the nine month increase was attributable to bonuses and approximately $30,000 was attributable to an increased cost of employee benefits.

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

B.   Financial Condition as of September 30, 2001
     --------------------------------------------

Assets
------

     Total assets increased $4,948,948 or 6.9% during the first nine months of 2001. The increase was primarily attributable to the Bank's increased volume of deposits which increased the volume of assets available for investment. Total deposits increased $3,524,794 or 5.8% from $60,642,408 at December 31, 2000 to $64,167,202 at September 30, 2001. The increased volume of assets was invested into loans which increased $4,104,226 during the first nine months of 2001. Proceeds from the maturity of several called securities also provided additional assets for investment. Investment securities decreased $4,102,302 or 50.6% during the first nine months of 2001. The proceeds were invested in federal funds sold and provided additional liquidity for the Company.

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

     At September 30, 2001 and December 31, 2000, the allowance for loan losses was $1,040,148 or 1.7% and $973,431 or 1.8%, respectively, of total loans and leases. Nonperforming loans for the nine-month period ended September 30, 2001 totaled $207,769, of which $11,666 was held by BVCI and $196,103 was held by the Bank. This compares to a balance of $12,507 at December 31, 2000, which was held by BVCI. The consolidated allowance for loan losses covered nonperforming loans 19.9 times at September 30, 2001 compared to coverage of 77.8 times at year end 2000. The Bank charged off $91,661 during the nine months ended September 30, 2001of which $35,380 was due to a write-down in the valuation of a portion of the Riverbend loan portfolio that was later sold. $56,281 of the charge off was associated with one loan relationship. The charge offs were absorbed by the allowance for loan losses and did not cause additional expense to the Company. The Bank recovered $23,078 on a loan charged off in 1990. The recovery provided additional funding to the allowance.

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

Liabilities and Equity
----------------------

     Total deposits increased $3,524,794 or 5.8% during the first nine months of 2001 when compared to the year ended December 31, 2000. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, increased $3,008,935 or 5.9%.

     Stockholders' equity increased $1,091,942 or 12.8% during the nine months ended September 30, 2001 when compared to the year ended December 31, 2000. Earnings accounted for $798,467 or 73.1% of the increase. Warrants and options for 33,850 shares of common were exercised during the third quarter of 2001 and accounted for 23.4% of the increase. The exercised warrants and options added $255,125 to equity. Unrealized gains on available-for-sale securities also contributed to the increase.

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

     Consolidated average liquid assets were 20.7% of average total assets at September 30, 2001 compared to 26.8% for the same period ended September 30, 2000 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

     At September 30, 2001, the Bank's investment portfolio consisted of the following:

                               Available-for-Sale  Held-to-Maturity
                              ------------------  ----------------
U.S. Government Agency             2,421,098         2,624,256
Mortgage-backed Securities         1,349,339           194,723
Equity                               229,150                --

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2001, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2000 that management believes would result in the institution not being adequately capitalized.


                                                                             Required for Capital                Required To Be
                                                     Actual                    Adequacy Purposes                Well Capitalized
                                            ------------------------        ----------------------          ------------------------
                                             Amount          Ratio           Amount          Ratio           Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of September 30, 2001:
 Total capital (to risk-weighted assets)
          Company                            9,905,882        16.21%         4,888,280         8.00%         6,110,351        10.00%
          The Business Bank                  8,615,696        14.36%         4,799,509         8.00%         5,999,386        10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                            9,138,676        14.96%         2,444,140         4.00%         3,666,210         6.00%
          The Business Bank                  7,862,609        13.11%         2,399,755         4.00%         3,599,632         6.00%
 Tier 1 capital (to average assets)
          Company                            9,138,676        11.95%         3,058,749         4.00%         3,823,437         5.00%
          The Business Bank                  7,862,609        10.40%         3,023,578         4.00%         3,779,472         5.00%

As of September 30, 2000:
 Total capital (to risk-weighted assets)
          Company                            8,323,411        15.84%         4,204,180         8.00%         5,255,225        10.00%
          The Business Bank                  7,492,613        14.36%         4,173,708         8.00%         5,217,135        10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                            7,663,417        14.58%         2,102,090         4.00%         3,153,135         6.00%
          The Business Bank                  6,837,751        13.11%         2,086,854         4.00%         3,130,281         6.00%
 Tier 1 capital (to average assets)
          Company                            7,663,417        11.20%         2,735,977         4.00%         3,419,971         5.00%
          The Business Bank                  6,837,751        10.18%         2,687,700         4.00%         3,359,625         5.00%

Earnings Per Share
------------------

    The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3)



                                                                  Income        Shares      Per Share
                                                                 (Numerator)  (Denominator)    Amount
                                                                 -----------  -------------  ---------
Basic Earnings Per Share:

For the nine months ended September 30, 2001
 Net Income                                                       $798,467

  Income available to common stockholders                         $798,467    1,005,323   $      .80
                                                                  ========   ==========  ===========

For the nine months ended September 30, 2000
 Net Income                                                       $620,667

  Income available to common stockholders                         $620,667    1,008,417   $      .62
                                                                  ========   ==========  ===========

Diluted Earnings Per Share:

For the nine months ended September 30, 2001
 Net Income available to common stockholders                      $798,467    1,005,323   $      .79

 Add: Contracts to issue common stock
   Warrants - expire 1/27/07                                                        352
   Options - expire 12/31/05 - 6/30/08                                            7,161
                                                                            -----------
   Weighted-average diluted shares outstanding                                    7,513

 Diluted earnings  per common share:                              $798,467    1,012,836   $      .79
                                                                  ========   ==========  ===========
For the nine months ended September 30, 2000
 Net Income available to common stockholders                      $620,667      994,796

 Add: Contracts to issue common stock
   Warrants - expire 9/30/01                                                      5,333
   Warrants - expire 1/27/07                                                        333
   Options - expire 12/31/05 - 6/30/08                                            7,955
                                                                            -----------
   Weighted-average diluted shares outstanding                                   13,621

 Diluted earnings  per common share:                              $620,667    1,008,417   $      .62
                                                                  ========   ==========  ===========

Contingencies & Commitments
---------------------------

        In the opinion of management, there were no legal matters pending as of September 30, 2001 which would have a material adverse effect on the Company's financial statements.

                          PART II.  OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4)    None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(6)    None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED FINANCIAL BANKING COMPANIES, INC.


                              By:   / s /  HAROLD C. RAUNER
                                    ------------------------------------------
                                    Harold C. Rauner
                                    President and CEO

                                    / s /  LISA M. PORTER
                                    ------------------------------------------
                                    Lisa M. Porter
                                    Chief Financial Officer

Date:             November 14, 2001
           --------------------------------