Form 10KSB
period 2001-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2002-04-15
CIK 714286

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001       Commission File Number 0-13395

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No  [__]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   For the year ended December 31, 2001, United Financial Banking Companies, Inc. reported revenues of $6,131,428.

   The aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,933,501 as of March 1, 2002.

   As of March 1, 2002, the registrant had 1,035,349 shares of outstanding common stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Selected information from the Company's 2001 Proxy Statement for the Annual Meeting to be held June 7, 2002 is incorporated by reference into Part III of this report, and information from the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

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

   At  December  31,  2001,  the  Company  had  consolidated   total  assets  of
$85,529,236, total deposits of $71,690,272, total loans of $58,535,131 and total stockholders' equity of $10,818,401.

   On March 1, 2002, the Company and its subsidiaries employed 27 full-time employees.

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

Holding Company Liability

   Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of law for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

Supervisory Agreements

   At December 31, 2001, neither UFBC nor it subsidiaries were subject to any formal or informal supervisory agreements with their regulators.

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

CAPITAL REQUIREMENTS

   Under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDIA") federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized ."

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

Brokered Deposits

   FDIC regulations prohibit a bank from accepting brokered deposits (which term is defined to include any deposit with an interest rate more than 75 basis points above prevailing rates in the applicable market area) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition", as specified by its appropriate federal regulatory agency. A bank that is not adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing market rates of its specified market area. There are no such restrictions on a bank that is well capitalized. At December 31, 2001, the Company had no brokered deposits.

FDIC Insurance Assessments

   The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based system for determining deposit insurance assessments. An insured institution is assessed at rates depending on its capital and supervisory classifications, as assigned by its primary federal regulator. As a result of the bank insurance fund ("BIF"), which insures the Bank's deposits, reaching the mandated level of reserves, the range of deposit premium rates range from .00 percent to .27 percent. Certain studies indicate that the BIF may fall below the minimum reserve level, potentially resulting in all banks being required to pay assessments.

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

Business Venture Capital, Inc.

   Business Venture Capital, Inc. was incorporated February 26, 1985 for investment, to hold certain foreclosed real estate and to provide limited lending activity.

Item 2. Properties

   The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182.

   A portion of the information required by this item is incorporated by reference to the section entitled, "Note 6 of the Consolidated Financial Statements " appearing on page 12 of the Annual Report to Shareholders for the year ended December 31, 2001.

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

   B. There were 440 holders of record of the Registrant's common stock as of December 31, 2001.

   C. The Company's stock price and dividend information is incorporated by reference to the section entitled "Corporate Information" appearing on page 36 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 6.  Management's Discussion and Analysis

    The information required by this item is incorporated by reference to the section entitled, "Management's Discussion and Analysis" appearing on pages 23 through 36 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 7.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference from the information appearing on pages 1 through 22 of the Annual Report to Shareholders for the year ended December 31, 2001.

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

    During the period January 1, 1998 to December 31, 2000 and through the date on which they merged, there were no disagreements with D.R. Maxfield & Company on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in connection with this report.

    During the period January 1, 2001 to December 31, 2001, there were no disagreements with Brown, Dakes, Wannall & Maxfield, P.C. on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make reference to such disagreement in connection with this report.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

    Information as to the Registrant's Executive Officers and Directors is incorporated by reference from the information contained under "Election of Directors" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 7, 2002.

Item 10. Executive Compensation

    The information required by this item is incorporated by reference to the information contained under "Executive Officers" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 7, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the information contained under "Stock Ownership" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 7, 2002.

Item 12. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to the information contained under "Certain Relationships" in the Registrant's Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 7, 2002.

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

   The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant's 2001 Annual Report to Shareholders as listed below:

                                                                            Page
                                                                           -----
Report of Independent Certified Public Accountants........................    1
Consolidated Balance Sheets--December 31, 2001 and 2000...................    2
Consolidated Statements of Income --
Years Ended December 31, 2001, 2000 and 1999 .............................    3
Consolidated Statements of Changes in Shareholders' Equity --
Years Ended December 31, 2001, 2000 and 1999..............................    4
Consolidated Statements of Cash Flows --
Years Ended December 31, 2001, 2000 and 1999..............................    5
Notes to Financial Statements............................................. 6-22

(a)(2) Schedules

   All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K

   There were no items reported on Form 8-K during the quarter ended December 31, 2001.

(c)  Exhibits

Exhibit 11 -- Statement Regarding Computation of Per Share Earnings

   Earnings per share are computed as expressed in Note 17 to the consolidated financial statements, incorporated by reference to the 2001 Annual Report.

Exhibit 13 -- Annual Report to Security Holders

Exhibit 21 -- Subsidiaries of the Registrant

                                           Jurisdiction           Percent of
                                            under laws          Voting Security
                                             of which              owned by
                                             organized          Immediate Parent
                                           ------------         ----------------
Name of Subsidiary

The Business Bank                             Virginia               100%
   The Business Bank Insurance Agency, Inc.   Virginia               100%
Business Venture Capital, Inc.                Virginia               100%
   United Title LLC                           Virginia               100%

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2002.
       ----        -----

                                    UNITED FINANCIAL BANKING COMPANIES, INC.
                                    (Registrant)

                                    By: /s/  JEFFERY T. VALCOURT
                                        ----------------------------------------
                                        Jeffery T. Valcourt, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  JEFFERY T. VALCOURT               Chairman/Director                 4/15/02
---------------------------------                                        -------
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER                   President, CEO/Director           4/15/02
---------------------------------                                        -------
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ                Vice Chairman/Director            4/15/02
---------------------------------                                        -------
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.          Director                          4/15/02
---------------------------------                                        -------
William J. McCormick, Jr.

/s/ DENNIS I. MEYER                    Director                          4/15/02
---------------------------------                                        -------
Dennis I. Meyer

/s/ EDWARD H. PECHAN                   Director                          4/15/02
---------------------------------                                        -------
Edward H. Pechan

/s/ SHARON A. STAKES                   Director                          4/15/02
---------------------------------                                        -------
Sharon A. Stakes

/s/ LISA M. PORTER                     Principal Financial Officer       4/15/02
---------------------------------                                        -------
Lisa M. Porter                         Principal Accounting Officer

                            UNITED FINANCIAL BANKING

                        COMPANIES, INC. AND SUBSIDIARIES

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT                                                  11

FINANCIAL STATEMENTS

  Consolidated balance sheets                                                 12
  Consolidated statements of income and comprehensive income                  13
  Consolidated statements of stockholders' equity                             14
  Consolidated statements of cash flows                                       15
  Notes to financial statements                                            16-32

                          INDEPENDENT AUDITOR'S REPORT




       To the Stockholders and Board of Directors
       United Financial Banking Companies, Inc. and Subsidiaries

       We have  audited  the  consolidated  balance  sheets of United  Financial
       Banking Companies, Inc., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of United Financial Banking Companies, Inc., and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                                             /s/
                                          Brown, Dakes, Wannall & Maxfield, P.C.

       Fairfax, Virginia

       February 28, 2002

            UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                           ASSETS                                                           2001                        2000
                                                                                       ----------                   -----------
  Cash and due from banks (Note 12)                                                $    2,970,328              $      2,990,025
  Interest-bearing deposits in other banks                                                130,607                             -
  Federal funds sold                                                                   16,325,000                       600,000
                                                                                       ----------                   -----------
     Total cash and cash equivalents                                                   19,425,935                     3,590,025
                                                                                       ----------                   -----------
  Securities available-for-sale (Note 2)                                                3,320,516                     8,101,889
  Securities held-to-maturity  (Note 2)                                                 2,247,459                     2,270,483
                                                                                       ----------                  -----------
     Total securities                                                                   5,567,975                    10,372,372
                                                                                       ----------                   -----------
  Loans, net of unearned income of
    $105,785 in 2001; $113,153 in 2000 (Notes 3, 4 and 11)                             58,535,131                    55,701,135
  Less:  Allowance for loan/lease losses                                               (1,057,344)                    (973,431)
                                                                                       ----------                   -----------
  Net loans and lease financing                                                        57,477,787                    54,727,704
  Real estate owned, net (Note 5)                                                         644,407                     1,364,066
  Premises and equipment, net (Note 6)                                                    176,384                       206,669
  Deferred income tax (Note 9)                                                          1,752,890                       919,156
  Other assets                                                                            483,858                       674,121
                                                                                       ----------                   -----------
                                                                                       60,535,326                    57,891,716
                                                                                       ----------                   -----------
     Total assets                                                                  $   85,529,236              $     71,854,113
                                                                                       ==========                   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Demand                                                                         $   19,570,684              $     15,103,101
    Savings and NOW                                                                    11,316,541                     5,232,987
    Money market                                                                       14,297,094                    13,896,824
    Time:
      Under $100,000                                                                   15,476,230                    15,937,455
      $100,000 and over                                                                11,029,723                    10,472,041
                                                                                       ----------                   -----------
        Total deposits (Note 8)                                                        71,690,272                    60,642,408
  Short-term borrowings (Note 7)                                                        2,600,000                     2,186,000
  Accounts payable and accrued expenses                                                   420,563                       474,922
                                                                                       ----------                   -----------

     Total liabilities
                                                                                       74,710,835                    63,303,330
                                                                                       ----------                   -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

STOCKHOLDERS' EQUITY (Notes 12, 15 and 17)
  Preferred stock $-0- par value,
    authorized 5,000,000 shares, no shares issued                                              --                            --
  Common stock, par value $1; authorized 3,500,000
    shares, issued 1,035,349 shares in 2001 and 1,001,499 shares in 2000                1,035,349                     1,001,499
  Surplus                                                                              16,197,085                    15,975,810
  Accumulated deficit                                                                  (6,420,112)                  (8,384,469)
  Accumulated other comprehensive income (loss)                                             6,079                      (42,057)
                                                                                       ----------                   -----------
     Total stockholders' equity                                                        10,818,401                     8,550,783
                                                                                       ----------                   -----------
     Total liabilities and stockholders' equity                                    $   85,529,236              $     71,854,113
                                                                                   ==============              ================

See Notes to Consolidated Financial Statements.

            UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Years Ended December 31, 2001, 2000 and 1999

                                                                      2001                   2000               1999
                                                              --------------     -----------------     ------------------
Interest income:
  Interest and fees on loans/leases                           $    5,113,683     $       4,412,647      $       3,280,787
  Interest on investment securities                                  438,006               578,532                426,556
  Interest on interest bearing deposits                                4,036                   512                     --
  Interest on federal funds sold                                     231,383               342,626                269,857
                                                              --------------     -----------------     ------------------
                                                                   5,787,108             5,334,317              3,977,200
Interest expense:                                             --------------     -----------------     ------------------
  Interest on deposits (Note 14)                                   2,013,777             1,900,845              1,558,711
  Interest on short-term borrowings (Note 7)                         139,765                33,462                 28,505
                                                              --------------     -----------------     ------------------
                                                                   2,153,542             1,934,307              1,587,216
                                                              --------------     -----------------     ------------------
Net interest income                                                3,633,566             3,400,010              2,389,984
Provision for loan/lease losses (Note 3)                             154,448               340,117                 79,866
                                                              --------------     -----------------     ------------------
Net interest income after provision
  for loan/lease losses                                            3,479,118             3,059,893              2,310,118
                                                              --------------     -----------------     ------------------
Noninterest income (loss):
  Loan servicing and other fees                                       88,436                69,427                 66,543
  Other income (Note 13)                                             255,884               194,015                224,758
                                                              --------------     -----------------     ------------------
                                                                     344,320               263,442                291,301
                                                              --------------     -----------------     ------------------
Noninterest expense:
  Salaries                                                         1,272,199             1,156,617              1,027,289
  Employee benefits (Note 15)                                        235,664               194,632                191,856
  Occupancy (Note 6)                                                 371,567               381,373                360,893
  Furniture and equipment                                            116,049               138,458                110,687
  Other (Note 16)                                                    680,020               621,437                570,585
                                                              --------------     -----------------     ------------------
                                                                   2,675,499             2,492,517              2,261,310
                                                              --------------     -----------------     ------------------
Income before federal income taxes                                 1,147,939               830,818                340,109
Provision (benefit) for federal income taxes:
  Federal, current (Note 9)                                           17,316                18,732                  1,420
  Deferred  (Note 9)                                                (833,734)             (407,732)              (511,424)
                                                              --------------     -----------------     ------------------
Net income                                                    $    1,964,357     $       1,219,818      $         850,113
                                                              ==============     =================     ==================
Net income per common share (Notes 1 and 17)
     Basic                                                    $         1.94     $            1.22      $            1.00
                                                              ==============     =================     ==================
     Diluted                                                  $         1.90     $            1.21      $            0.99
                                                              ==============     =================     ==================
Comprehensive Income

     Net income                                                    1,964,357             1,219,818                850,113
     Other comprehensive income, net of tax
        Unrealized gains (losses) on available-for-sale
          securities                                                  48,136                58,515               (117,523)
                                                              --------------     -----------------     ------------------
    Comprehensive income
    --------------------                                      $    2,012,493     $       1,278,333      $         732,590
                                                              ==============     =================     ==================



See Notes to Consolidated Financial Statements.

           UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      Years Ended December 31, 2001, 2000 and 1999

                                                                                                            Accumulated
                                                                                                               Other
                                             Common                                   Accumulated          Comprehensive
                                             Stock                Surplus               Deficit               Income          Total
                                         -----------         -------------------       ------------         ---------------- ------
Balance December 31, 1998                $   831,590          $  14,681,567        $  (10,454,400)     $     16,951    $  5,075,708

Net income                                        --                     --               850,113              --           850,113

Net proceeds from issuance
  of shares of common
  stock                                      131,644                988,123                    --              --         1,119,767

Change in unrealized
    holding gain (loss) on
    available-for-sale
    securities (AFS), net
    of taxes                                      --                     --                    --          (117,523)      (117,523)
                                       -------------         -------------------   --------------      --------------  ------------
Balance December 31, 1999              $   963,234            $  15,669,690            (9,604,287)     $   (100,572)   $  6,928,065
                                       -------------         ------------------        ----------      --------------- ------------

Net income                                        --                     --             1,219,818               --        1,219,818

Net proceeds from issuance
  of shares of common
  stock                                       38,265                306,120                    --               --          344,385

Change in unrealized
    holding gain (loss) on
    available-for-sale
    securities (AFS), net
    of taxes                                      --                     --                    --           58,515           58,515
                                         -----------         ------------------    --------------      -----------     ------------
Balance December 31, 2000                $ 1,001,499          $  15,975,810        $   (8,384,469)     $   (42,057)    $  8,550,783
                                         -----------         ------------------    --------------      -----------     ------------
Net income                                        --                     --             1,964,357               --        1,964,357
Net proceeds from issuance
  of shares of common
  stock                                       33,850                221,275                    --               --          255,125
Change in unrealized
    holding gain (loss) on
    available-for-sale
    securities (AFS), net
    of taxes                                      --                     --                    --           48,136           48,136
                                         -----------         ------------------    --------------      -----------     ------------
Balance December 31, 2001                $ 1,035,349          $  16,197,085        $   (6,420,112)     $     6,079     $ 10,818,401
                                         ===========         ===================   ==============      ===========     ============
See Notes to Consolidated Financial Statements.

            UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                 2001           2000            1999
                                                             ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 1,964,357    $  1,219,818    $   850,113
Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
Depreciation and amortization                                     78,908          90,208         71,814
Provision for loan/lease losses                                  154,448         340,117         79,866
Amortization of investment security discounts                      9,590           4,694         10,316
Amortization of loan fees and discounts                           (9,627)        (73,335)       (23,113)
Net loss on sale of securities                                       --            2,831            --
Net (gain) on disposal of fixed assets                               --           (2,735)           --
Net (gain) on the sale of real estate owned                       (1,279)         (3,054)       (77,478)
(Increase) in other assets                                      (604,925)       (665,724)      (525,308)
Increase (decrease) in other liabilities                         (54,359)        138,397         24,621
                                                             ------------   -------------   ------------
Net cash provided by operating activities                      1,537,113       1,051,217        410,831
                                                             ------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Non-bank loans and leases repaid, net of originations            173,554        (136,434)      (142,296)
Bank loans and leases repaid, net of originations             (3,068,458)    (15,246,946)    (3,696,144)
Purchases of securities available-for-sale                    (1,111,795)     (3,617,571)    (5,211,772)
Purchases of securities held-to-maturity                      (1,829,063)     (2,478,062)           --
Investments made in real estate owned                         (1,359,884)       (202,466)      (225,907)
Proceeds received from maturity of securities
 available-for-sale                                            5,893,168       2,381,098      3,400,619
Proceeds received from maturity of securities
 held-to-maturity                                              1,852,087         206,681      1,763,891
Proceeds received from real estate owned                       2,080,822         524,624        805,033
Purchases of premises and equipment                              (48,623)        (19,857)      (263,260)
Proceeds from sale of premises and equipment                         --            8,735            --
                                                             ------------   -------------   ------------
Net cash provided by (used) for investing activities           2,581,808     (18,580,198)    (3,569,836)
                                                             ------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand
 deposits, savings accounts, NOW
 accounts and money market accounts                           10,951,407       5,608,512      3,784,367
Certificates of deposit sold (matured), net                       96,457       5,842,594     (4,778,524)
Net change in short-term borrowings                              414,000       2,186,000            --
Proceeds from issuance of common stock                           255,125         344,385      1,119,767
                                                             ------------   -------------   ------------
Net cash provided by financing activities                     11,716,989      13,981,491        125,610
                                                             ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents          15,835,910      (3,547,490)    (3,033,395)

Cash and cash equivalents at beginning of year                 3,590,025       7,137,515     10,170,910
                                                             ------------   -------------   ------------
Cash and cash equivalents at end of year                     $19,425,935    $  3,590,025    $ 7,137,515
                                                             ============   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash paid during the years for:

Interest on deposits and other borrowings                    $ 2,217,035    $  1,865,269    $ 1,614,597
                                                             ============   =============   ============
Income taxes                                                 $    37,606    $      1,420    $     9,218
                                                             ============   =============   ============
NON-CASH ITEMS
Increase in foreclosed properties and
 decrease in loans                                           $       --     $    258,520    $   126,900

Effect on stockholders' equity of an
 unrealized gain (loss) on debt and
 equity securities in available-for-sale                          48,136          58,515       (117,523)

See Notes to Consolidated Financial Statements.

            UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

          Basis of accounting:

             The accounting and reporting policies used in preparing these financial statements conform to generally accepted accounting principles in the United States of America and to general practices within the commercial banking industry.

          Principles of consolidation:

             The accompanying consolidated financial statements include the accounts of United Financial Banking Companies, Inc. and subsidiaries (the Company). Following is a summary of each subsidiary and its primary business activity:

                 The Business Bank and Subsidiary (the Bank) Commercial Bank

                 Business Venture Capital, Inc. (BVCI)       Investment

             All material intercompany accounts and transactions have been eliminated in consolidation.

          Pervasiveness of Estimates:

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Presentation of cash flows:

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments in certificates of deposit. Generally, federal funds are purchased and sold for one-day periods. Cash flows from loans not acquired for resale; demand, interest checking, savings, and time deposits are reported net.

          Securities:

             Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity (HTM) when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

             Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale (AFS). Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2001 and 2000, the Company held no securities classified as trading.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income from investments.

          Loans and lease financing:

             Loans are stated at unpaid principal balances, net of unearned income and the allowance for loan losses. Interest on discounted loans is recognized using the effective yield method. For all other loans, interest is accrued daily on the outstanding balances. Net deferred loan fees and discounts on loans are being amortized over the contractual and/or the estimated average life of the loans as an adjustment of the yield. The estimated average lives of such loans range from one to ten years.

             Loans are placed in non-accrual status when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

          Allowance for loan/lease losses:

             The allowance for loan/lease losses is maintained at a level, which in management's judgment, is adequate to absorb credit losses inherent in the existing loan/lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan/lease portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan/lease losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan/lease losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan/lease losses.

          Real estate owned:

             Real estate owned (REO) consists of properties held for resale which were acquired through foreclosure on loans secured by real estate. REO is carried at the lower of cost or appraised market value. In the normal course of business, it is reasonably possible that the estimated market value will change in the near term. Write-downs to market value at the date of foreclosure are charged to the allowance for loan losses. Subsequent declines in market value are charged to expense. Routine holding costs, subsequent declines and recoveries in appraised value are included in noninterest expense. Net gains or losses on disposal are included in noninterest income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Premises and equipment:

             Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, not exceeding 40 and 10 years for buildings and equipment, respectively. Leasehold improvements are amortized over the lesser of the life of the lease or life of the improvements. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the Company's records and gain or loss is included in noninterest income.

          Other assets:

             The Business Bank Insurance Agency, Inc. (TBBIA) is a wholly owned subsidiary of The Business Bank. TBBIA's only asset is an investment in Virginia Bankers Insurance Center as a limited liability company member. TBBIA ownership of Virginia Bankers Insurance Center at December 31, 2001 and 2000, totaled $107,042 and $113,152, respectively.

          Income taxes:

             The Company accounts for certain income and expense items in different time periods for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences using an asset and liability approach.

          Reclassifications:

             Certain   amounts   for  fiscal   year  2000  and  1999  have  been
             reclassified to conform to the presentation for fiscal year 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 2.  Securities

              The amortized cost, gross unrealized gains and losses, and fair value related to the securities portfolio are as follows:

              Securities Available-for-Sale
              -----------------------------

                                                                             Gross              Gross
                                                                          Unrealized          Unrealized       Fair
                                                   Amortized Cost           Gains               Losses         Value
                                                   --------------         ----------          ----------       -----
              December 31, 2001:

              U.S. Government Agencies            $     1,834,528   $             --   $            (432)  $      1,834,096
              Mortgage-backed Securities                1,250,759              6,511                  --          1,257,270
              Equity                                      229,150                 --                  --            229,150
                                                  ---------------   ----------------   -----------------   ----------------
              Total                               $     3,314,437   $          6,511   $            (432)  $      3,320,516
                                                  ===============   ================   ==================  ================



              December 31, 2000:

              U.S. Government Agencies            $     6,750,892   $            735   $         (38,553)  $      6,713,074
              Mortgage-backed Securities                1,163,904              2,340              (6,579)         1,159,665
              Equity                                      229,150                 --                  --            229,150
                                                  ---------------   ----------------   -----------------   ----------------
              Total                               $     8,143,946   $          3,075   $         (45,132)  $      8,101,889
                                                  ===============   ================   =================   ================




              Securities Held-to-Maturity
              ---------------------------
              December 31, 2001:

              U.S. Government Agencies            $     2,072,498   $         34,266   $              --   $      2,106,764
              Mortgage-backed Securities                  174,961              7,301                  --            182,262
                                                  ---------------   ----------------   -----------------   ----------------
              Total                               $     2,247,459   $         41,567   $              --   $      2,289,026
                                                  ===============   ================   =================   ================



              December 31, 2000:

              U.S. Government Agencies            $     2,001,111   $         13,617   $            (411)  $      2,014,317
              Mortgage-backed Securities                  269,372              2,666                  --            272,038
                                                  ---------------   -----------------  -----------------   -----------------
              Total                               $     2,270,483   $         16,283   $            (411)  $      2,286,355
                                                  ===============   =================  ==================  =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The amortized cost and estimated fair value of securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

              Securities Available-for-Sale                                               Amortized Cost       Fair Value
              -----------------------------                                               --------------       ----------
              Due in one year or less                                                  $      1,121,039   $      1,127,362
              Due after 1 year through 5 years                                                1,176,451          1,176,365
              Due after 5 years through 10 years                                                401,714            401,614
              Due after 10 years                                                                386,083            386,025
                                                                                       -----------------   ----------------
                                                                                              3,085,287          3,091,366
                                                                                       -----------------   ----------------

              Equity securities                                                                 229,150            229,150
                                                                                       -----------------   ----------------
              Total                                                                    $      3,314,437   $      3,320,516
                                                                                       =================   ================

              Securities Held-to-Maturity                                                 Amortized Cost       Fair Value
              ---------------------------                                                 --------------       ----------

              Due in one year or less                                                  $          9,625   $          9,617
              Due after 1 year through 5 years                                                2,237,834          2,279,409
              Due after 5 years through 10 years                                                     --                 --
              Due after 10 years                                                                     --                 --
                                                                                       -----------------   ----------------
              Total                                                                    $       2,247,459   $      2,289,026
                                                                                       =================   ================


              Held-to-maturity securities with an amortized cost of $250,000 at December 31, 2001 were pledged as collateral to the Treasury Board of Virginia for public funds held by the Bank.

              Gross losses of $-0- and $2,831 were realized in 2001 and 2000, respectively.

              Equity Securities

              As a member of the Federal Home Loan Bank Systems, The Bank is required to hold stock in the Federal Home Loan Bank of Atlanta. The stock, which has no stated maturity, is carried at cost, $166,400, since no active trading market exists.

              At December 31, 2001, The Bank owned $62,750 of Community Bankers Bank stock. The stock is restricted from sale, transfer, pledge or other disposal unless permitted by an opinion of Community Bankers Bank counsel. The stock, which has no stated maturity, is carried at cost since no active trading market exits.

              Neither equity stock was pledged at December 31, 2001.

Note 3.       Loans and Lease Financing and Related Accounts

              Major classifications of loans and lease financing are summarized as follows:



                                                                                              2001               2000
                                                                                        ----------------   ----------------

                    Commercial                                                          $     41,667,899   $     37,160,119
                    Real estate construction                                                   8,645,076          8,707,666
                    Real estate mortgage                                                       4,693,400          6,945,500
                    Installment                                                                3,634,541          3,001,003
                                                                                        ----------------   ----------------
                                                                                              58,640,916         55,814,288

                    Less unearned discount                                                      (105,785)          (113,153)
                                                                                        ----------------   -----------------
                                                                                              58,535,131         55,701,135

                    Allowance for loan/lease losses                                           (1,057,344)          (973,431)
                                                                                        ----------------   -----------------
                    Loans and lease financing, net                                      $     57,477,787   $     54,727,704
                                                                                        ================   =================

              At December 31, 2001 and 2000, overdrafts of $425,634 and $74,195, respectively, have been reclassed and are included in commercial loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.       Loans and Lease Financing and Related Accounts (continued)

              Changes in the allowance for loan/lease losses were as follows:

                                                                            2001              2000                1999
                                                                     -----------------   ---------------   ----------------

                    Balance, beginning of year                       $        973,431   $        783,143   $        747,374
                    Provision charged to operations                           154,448            340,117             79,866
                    Loans charged off                                         (93,639)          (151,441)           (46,895)
                    Recoveries                                                 23,104              1,612              2,798
                                                                     ----------------   ----------------   ----------------
                    Balance, end of year                             $      1,057,344   $        973,431   $        783,143
                                                                     ================   ================   ================


              Loans are impaired when it is probable that a borrower will not be able to pay all amounts due according to the contractual terms of the loan.

              Impaired loans are summarized as follows:

                                                                            2001              2000               1999
                                                                     -----------------  ----------------   ----------------

                    Non-accrual                                      $         28,367   $         12,507   $         15,781
                    Restructured                                                   --            142,672            142,739
                    Other impaired loans                                           --                 --                 --
                                                                     ----------------   ----------------   ----------------
                    Total impaired loans                             $         28,367   $        155,179   $        158,520
                                                                     ================   ================   ================

              The allowance for loan losses related to impaired loans amounted to approximately $5,673, $31,036, and $31,656 at December 31, 2001, 2000 and 1999, respectively.

              The following is an analysis of approximate interest income related to impaired loans which is recognized on a cash basis:

                                                                            2001              2000               1999
                                                                     ----------------   ----------------   ----------------

                    Interest that would have
                      been accrued as income                         $          3,936   $             --   $          3,000
                    Interest paid and recognized
                      as interest income                                       (2,571)                --                 --
                                                                     ----------------   ----------------   ----------------
                    Interest forgone                                 $          1,365   $             --   $          3,000
                                                                     ================   ================   ================

              The annual average balance of impaired loans on which income was recognized on a cash basis was $33,000, $16,000, and $27,000 for the years ending December 31, 2001, 2000 and 1999, respectively. There were no commitments to lend additional funds to customers whose loans were classified as impaired at December 31, 2001.

Note 4.       Significant Concentrations of Credit Risk

              Concentrations of credit risk arise when a number of customers have similar characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant concentration of credit risk to any individual customer; however, a portion of the Company's lending activity is to customers with loans secured by commercial real estate. A geographic concentration exists because the Company operates primarily in Northern Virginia and the surrounding metropolitan area. As of December 31, 2001, the Company had loans to such customers totaling $20,809,743. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, these loans are secured by the underlying real estate, securities and/or personal assets.

              The Company maintains cash in commercial checking accounts. Accounts at commercial banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per customer. At December 31, 2001, the Company had uninsured cash of $204,780.

              At December 31, 2001, six deposit relationships held approximately 23.7% of the Bank's total deposits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.       Real Estate Owned

                                                                                               2001               2000
                                                                                        ----------------   ----------------

                    Real estate owned                                                   $      1,265,107   $      1,984,766
                    Allowances for losses on real estate owned                                  (620,700)          (620,700)
                                                                                        ----------------   ----------------
                    Real estate owned, net                                              $        644,407   $      1,364,066
                                                                                        ================   ================

              The Company did not capitalized interest for the years ended December 31, 2001 and 2000.

              Changes in the allowance for losses on real estate owned are summarized as follows:

                                                                                               2001               2000
                                                                                        ----------------   ----------------

                    Balance, beginning                                                  $        620,700   $        620,700
                    Provision charged to operations                                                   --                 --
                    Realized losses charged to allowance                                              --                 --
                                                                                        ----------------   ----------------
                    Balance, ending                                                     $        620,700   $        620,700
                                                                                        ================   ================


Note 6.       Premises and Equipment

              Major classifications of premises and equipment are summarized as follows:

                                                                                             2001                2000
                                                                                       ----------------   -----------------

                    Leasehold improvements                                             $         64,571   $          64,571
                    Furniture and equipment                                                     781,476             732,853
                                                                                       ----------------   -----------------
                                                                                                846,047             797,424

                    Accumulated depreciation and amortization                                  (669,663)           (590,755)
                                                                                       ----------------   -----------------
                                                                                       $        176,384   $         206,669
                                                                                       ================   =================

              Depreciation and amortization expense of $78,908 in 2001, $90,208 in 2000 and $71,814 in 1999, is included in occupancy expense or furniture and equipment expense, depending upon the nature of the asset.

              Future minimum lease payments for noncancellable operating leases with initial or remaining terms of one year or more as of December 31, 2001, are as follows:

                                                                            2002                              $     286,501
                                                                            2003                                    280,501
                                                                            2004                                    279,301
                                                                            2005                                    279,301
                                                                            2006                                    279,301
                                                                     Later years                                    171,435
                                                                                                              -------------
                                                    Total minimum lease payments                              $   1,576,340
                                                                                                              =============

              At December 31, 2001, the Company's operations included three leased properties. The main offices of the Company and the Bank are located in Vienna, Virginia. The lease term includes an initial period of one year, three options for renewal, totaling twenty years, and a right of first offer. The lease commenced on December 31, 1996.

              The Company leases space for a branch in McLean, Virginia. The lease term is for ten years and two months that commenced April 1, 1999.

              The Bank leases storage space in Reston, Virginia. The lease term is for two years that commenced February 7, 2001.

              Rental expense for operating leases amounted to $294,995, $280,942 and $259,398 for the years ended December 31, 2001, 2000 and 1999, respectively. Leases are straightlined based on the current terms of the lease. Customarily, the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.       Short-term Borrowings

                                                                                              2001                2000
                                                                                        ----------------   ----------------

                    Federal funds purchased                                             $             --   $      2,186,000
                                                                                        ================   ================

                    Federal Home Loan Bank of Atlanta                                   $      2,600,000   $             --
                                                                                        ================   ================

                    Average daily amount outstanding                                    $      2,493,036   $        491,914
                                                                                        ================   ================

                    Weighted average interest rate                                                  5.52%              6.80%
                                                                                        ================   ================

                    Maximum outstanding at any month-end                                $      2,600,000   $      3,786,000
                                                                                        ================   ================

              During the years ended December 31, 2001 and 2000, the Bank purchased overnight investments and borrowed short-term funding from the Federal Home Loan Bank of Atlanta. At December 31, 2002, the Bank pledged 16 loans totaling $4,402,667 as collateral to the Federal Home Loan Bank of Atlanta.

Note 8.       Deposits

              Deposit account balances at December 31, 2000 and 1999 are summarized as follows:

                                                                                               2001               2000
                                                                                        ----------------   ----------------

                    Noninterest bearing                                                 $     19,570,684   $     15,103,101
                    Interest-bearing demand                                                   19,425,782         18,366,728
                    Savings deposits                                                           6,187,853            763,083
                    Certificates of deposits                                                  26,505,953         26,409,496
                                                                                        ----------------   ----------------
                                                                                        $     71,690,272   $     60,642,408
                                                                                        ================   ================

              Certificates maturing in years ending December 31, as of December 31, 2001:

                                                                       2002                                       $  19,834,329
                                                                       2003                                           5,233,509
                                                                       2004                                           1,400,148
                                                                       2005                                              17,497
                                                        2006 and thereafter                                              20,470
                                                                                                                  -------------
                                                                                                                  $  26,505,953

              At December 31, 2001 and 2000, overdrafts of $425,634 and $74,195, respectively, have been reclassed and are included in commercial loans.

Note 9.       Income Taxes

              Provision (credit) for income taxes in the consolidated statements of income are summarized as follows:

                                                                            2001                 2000               1999
                                                                     ------------------    --------------     --------------

                    Current                                          $         17,316   $         18,732   $          1,420
                    Deferred                                                 (833,734)          (407,732)          (511,424)
                                                                     ----------------   -----------------  ----------------
                                                                     $       (816,418)  $       (389,000)  $       (510,004)
                                                                     ================   =================  =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                2001             2000           1999
                                                             -----------      ---------       ---------
        Income before income taxes                           $1,147,939       $ 830,818       $ 340,109
        Applicable statutory income tax rate                         34%             34%             34%
                                                             ----------       ---------       ---------
        Computed "expected" federal tax  expense             $  390,299       $ 282,478       $ 115,637


        Adjustments to federal income tax resulting from:

           Nondeductible expenses                            $    3,872       $   5,975       $   3,289
           Alternative minimum tax                               17,316          18,732           1,420
           Net operating loss carryforward                     (394,171)       (288,453)       (118,926)
           Decrease in deferred tax valuation allowance        (833,734)       (407,732)       (511,424)
                                                             ----------       ---------       ---------
           Provision for federal income tax                  $ (816,418)      $(389,000)      $(510,004)
                                                             ==========       =========       =========


           Other comprehensive income                        $   48,136       $  58,515       $(117,523)
           Applicable tax                                        16,366          19,895         (39,958)
           Net operating loss carryforward                      (16,366)        (19,895)         39,958
                                                             ----------       ---------       ---------
              Other comprehensive income, net of tax         $   48,136       $  58,515       $(117,523)
                                                             ==========       =========       =========

        The major components of deferred tax assets and liabilities are as follows:

                                                               2001           2000
                                                            ----------   -----------
        Deferred tax assets (liabilities):

           Accelerated depreciation                         $    2,607   $    (2,986)
           Provision for loan losses                           291,749       263,218
           Valuation adjustments of real property              211,038       211,038
           Deferred loan fees                                   35,967        38,472
           Unrealized gain/loss on investment securities        (2,067)       14,299
           Deferred rent                                        49,590        41,751
           Net operating loss carryforward                   1,164,006     1,597,281
                                                            ----------   -----------
        Net deferred tax assets before valuation allowance  $1,752,890   $ 2,163,073
        Deferred tax valuation allowance                            --    (1,243,917)
                                                            ----------   ------------

        Net deferred tax assets                             $1,752,890   $   919,156
                                                            ==========   ===========


        The change in the net deferred tax asset for 2001 in the amount of $833,734 was to recognize amounts of the Company's net tax assets considered by management as more likely than not to be realized. Based on the same analysis, $407,732 was recognized in 2000.

        At December 31, 2001, the Company had net operating loss carryforwards for regular income tax purposes of $3,423,547 which will expire $1,433,756 in 2011 and $1,989,791 in 2012. The Company also has an alternative minimum tax credit carryforward of approximately $358,000 which may be carried forward indefinitely.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 10.      Commitments and Contingencies

              General Contingency
              -------------------

              The Company, in the normal course of its business, is occasionally the subject of legal actions and proceedings. In the opinion of management, after consultation with counsel, there were no legal matters pending as of December 31, 2001 which would have a material adverse effect on the Company's financial statements.

              Financial Instruments With Off-Balance Risk
              -------------------------------------------

              In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not reflected in the accompanying financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Such collateral, where required, generally consists of cash, real estate and assets of the business.

              Lines of credit are established for a potential borrower as an indication of the aggregate amount of outstanding credit that the Company is willing to extend. At December 31, 2001 and 2000, unused commitments that were extended under lines of credit amounted to approximately $9,886,395 and $9,647,685, respectively.

              The Company's outstanding standby letters of credit amounted to approximately $2,387,088 and $2,622,039 as of December 31, 2001 and 2000, respectively. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. Most of the Company's letters of credit are cash secured.

Note 11.      Related Party Transactions

              Directors and officers of the Company were customers of, and entered into transactions with, the Company in the ordinary course of business. Loan transactions with directors and officers were made on substantially the same terms as those prevailing for comparable loans to other persons and did not involve more than normal risk of collectibility or present other unfavorable features. Loans to directors and officers, including family members or businesses in which they have 5 percent or more beneficial ownership, are summarized as follows:

                    Balance, December 31, 1999                $      1,501,416
                      Additions                                      1,245,394
                      Reductions                                       (97,158)
                                                              ----------------
                    Balance, December 31, 2000                $      2,649,652
                      Additions                                        814,071
                      Reductions                                    (1,053,817)
                                                              ----------------
                    Balance, December 31, 2001                $      2,409,906
                                                              ================


              The December 31, 2001 balance consists of secured loans totaling $2,212,716 and unsecured loans totaling $197,190. None of the loans to related parties were classified as non-performing at December 31, 2001.

              The Bank held related party deposits of approximately $6,671,000 and $6,110,000 at December 31, 2001 and 2000, respectively.

Note 12.      Regulatory Requirements and Restrictions

              The Company's banking subsidiary is subject to federal and/or state statutes which prohibit or restrict certain of its activities, including the transfer of funds to the Company. There are restrictions on loans from the Bank to the Company, and the Bank is limited as to the amount of cash dividends it can pay. The Bank paid no dividends in 2001, 2000 and 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.      Regulatory Requirements and Restrictions  (continued)


              The Federal Reserve Act (Act) allows the Bank to make loans or other extensions of credit to its parent, UFBC, only if such loans do not exceed 10 percent of the Bank's capital and surplus and if such loans or extensions of credit are secured by adequate collateral, as defined by the Act. The Bank's capital and surplus totaled $8,159,900 at December 31, 2001; thus net assets of the Bank in excess of approximately $816,000 were restricted from use by the Holding Company in the form of loans or advances. The Holding Company had no such borrowings from the Bank in 2001 or 2000.

              As a participant in the Federal Reserve system, the Bank is required to maintain certain average reserve balances which are non-interest bearing. The daily average reserve requirement for the week including December 31, 2001 was $775,000.

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

              Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve's capital guidelines do not currently apply to the Company. They will apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At December 31, 2001, the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions and have been no events since December 31, 2001 that management believes would result in the institution not being adequately capitalized.

              The following table presents the Company and the Bank's actual regulatory capital amounts and ratios:



                                                                         Required for Capital       Required To Be
                                                     Actual               Adequacy Purposes        Well Capitalized
                                             -----------------------  -------------------------  ----------------------
                                                Amount     Ratio           Amount     Ratio          Amount    Ratio
=======================================================================================================================
As of December 31, 2001:
 Total capital (to risk-weighted assets)
          Company                             10,096,694   16.01%        5,045,498    8.00%        6,306,873   10.00%
          The Business Bank                    8,918,435   14.63%        4,875,611    8.00%        6,094,514   10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                              9,305,014   14.75%        2,522,749    4.00%        3,784,124    6.00%
          The Business Bank                    8,152,998   13.38%        2,437,806    4.00%        3,656,709    6.00%
 Tier 1 capital (to average assets)
          Company                              9,305,014   11.07%        3,362,033    4.00%        4,202,541    5.00%
          The Business Bank                    8,152,998    9.88%        3,301,240    4.00%        4,126,550    5.00%
As of December 31, 2000:
 Total capital (to risk-weighted assets)
          Company                              8,783,519   15.80%        4,447,981    8.00%        5,559,976   10.00%
          The Business Bank                    7,722,888   14.07%        4,389,875    8.00%        5,487,343   10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                              8,085,084   14.54%        2,223,991    4.00%        3,335,986    6.00%
          The Business Bank                    7,033,839   12.82%        2,194,937    4.00%        3,292,406    6.00%
 Tier 1 capital (to average assets)
          Company                              8,085,084   11.48%        2,818,231    4.00%        3,522,789    5.00%
          The Business Bank                    7,033,839   10.08%        2,792,032    4.00%        3,490,040    5.00%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13. Other Income

                                                2001         2000         1999
                                            ----------   ----------   ----------


         Service charges on deposits        $  219,357   $  173,567   $  131,310
         Fees on letters of credit              17,910       17,221        6,188
         Gain (loss) on sale of real
              estate owned                       1,279        3,054       72,807
         Other                                  17,338          173       14,453
                                            ----------   ----------   ----------
                                            $  255,884   $  194,015   $  224,758
                                            ==========   ==========   ==========




Note 14. Interest on Deposits


                                                2001         2000         1999
                                            ----------   ----------   ----------

         Savings and NOW                    $  153,170   $  157,156   $   81,074
         Money market                          408,297      512,446      322,645
         Time:
           Under $100,000                      868,854      807,087      851,284
           $100,000 and over                   583,455      424,156      303,708
                                            ----------   ----------   ----------
                                            $2,013,776   $1,900,845   $1,558,711
                                            ==========   ==========   ==========



Note 15. Employee Benefit Programs

         (a) Retirement Plans

         The Company has a 401(K) Plan which covers all employees who meet specified age and employment requirements. The administrative expense associated with the 401(K) Plan was approximately $1,900 in 2001, $1,800 in 2000 and $2,000 in 1999. The Company made contributions to the 401(K) Plan of $30,000 in 2001 and $24,000 in 2000 and 1999. Future
         contributions, if any, will be determined annually at the discretion of the Company's Board of Directors.

         (b) Stock Options

         The Company has a 1990 and 1999 Executive Stock Plan (Plans) covering substantially all employees. Under the Plans, any employee who has or is expected to significantly contribute to the Company's growth and profit may be granted one or more options to purchase common stock and/or Stock Appreciation Rights (SAR). Members of the Compensation Committee are not eligible. The Committee, consisting of non-employee members of the Board of Directors, may designate the characteristics and terms of the granted options or SARs.

         The Committee establishes the price of each option share granted. The maximum number of options to purchase common stock issuable under the 1990 Plan was 69,880 based on formula adjustments since adoption of the 1990 Plan. At December 31, 2001, 69,880 options to purchase common stock had been granted under the 1990 Plan. The 1990 Plan expired December 31, 1999. The maximum number of options to purchase common stock issuable under the 1999 Plan is 56,113. The 1999 Plan expires December 31, 2003. At December 31, 2001, 22,500 options to purchase common stock had been granted under the 1999 Plan. Under both Plans, options are exercisable at any time over a ten year period from the date of grant as long as the option holder is an employee of the Company. Certain option grants vest over four years.

         The Company also has a 1996 and 1999 Nonqualified Stock Option Plan for Non-Employee Directors (the Directors Plan) which awards options to purchase common stock to non-employee directors of the Company and of the Bank. The 1999 Directors Plan also includes awards to advisory board members. The maximum number of shares issuable under the 1996 Directors Plan was 8,000. The 1996 Directors Plan expired on July 1, 1998 and all options to purchase common stock were awarded. The maximum number of shares issuable under the 1999 Directors Plan is 35,000. At December 31, 2001, 14,000 options to purchase common stock had been granted under the 1999 Directors Plan. The 1999 Directors Plan expires on August 1, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the Company's stock option plan activity for the years ended December 31, 2001 and December 31, 2000:

                                            Average
                                           Price Per
                                             Share       Options     Exercisable
                                           ---------     -------     -----------
         Outstanding at December 31, 1999    $ 8.11       82,480        58,757
            Granted                            9.00        4,600
            Exercised                            --           --
            Canceled or expired                9.00         (400)
                                                         -------       -------
         Outstanding at December 31, 2000    $ 8.15       86,680        65,707
            Granted                            8.50       27,800
            Exercised                          8.18       (1,850)
            Canceled or expired                8.72       (1,850)
                                                         -------       -------
         Outstanding at December 31, 2001    $ 8.23      110,780        91,381
                                                         =======       =======

         The Company has elected to account for stock-based compensation under the intrinsic value guidelines of APB 25. Under the intrinsic value based method, compensation expense is measured as the excess, if any, of the market price of the stock underlying the option as of the date granted, over the exercise price. The Company's policy is to grant options at the current market value. Accordingly, no compensation expense associated with the options granted was recognized as of December 31, 2001, 2000 and 1999.

Note 16. Other Expense

                                                2001        2000        1999
                                             ---------   ---------   ---------
         Data processing                     $ 160,283   $ 148,041   $ 131,090
         Professional fees                      83,547      78,849      78,084
         State franchise tax                    45,200      38,184      15,350
         Stationery, printing and supplies      45,450      53,040      68,142
         Insurance                              39,886      36,036      40,956
         Postage                                27,480      21,191      24,208
         Telephone                              36,737      34,115      25,694
         Advertising                            19,021       7,268      11,069
         Real estate owned, holding expense     26,788      18,812      51,146
         Other                                 195,628     185,901     124,846
                                             ---------   ---------   ---------
                                             $ 680,020   $ 621,437   $ 570,585
                                             =========   =========   =========

         Advertising costs are expensed as incurred.

Note 17. Shareholder's Equity

         The Company has authorized 5,000,000 shares of no par value preferred stock. At December 31, 2001 and 2000, there were no shares of preferred stock outstanding. Preferences are determined by the Board of Directors.

         The Company has authorized 3,500,000 shares of $1 par value common stock. At December 31, 2001 and 2000, there were 1,035,349 and
         1,001,499 common shares outstanding, respectively. Common shares reserved by the Company for future issuance (stock option plans and stock warrants) total 169,242.

         Warrants and Options
         --------------------

         During 2001, warrants to purchase thirty-two thousand shares of common stock were exercised at $7.50 per share. Additionally, stock options to purchase one thousand eight hundred and fifty shares of common stock pursuant to the Executive Stock Plan were exercised during 2001. A warrant to purchase 2,000 shares of common stock was unexercised as of December 31, 2001 and expires January 27, 2007.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Public Offering
         ---------------

         During 2000, the Company completed a Public Offering of common stock. The Offering was initiated during 1999 for the purpose of expanding banking operations. The Company sold 155,909 shares of common stock at $9.00 per share. $1,000,000 of the $1,403,181 proceeds were downstreamed to the Bank to support growth. $300,000 of the proceeds were downstreamed to BVCI for investment purposes. Offering costs totaled approximately $44,000. The Company sold 38,265 shares of common stock during 2000.

The following table is a reconciliation of earnings per common share as computed under SFAS 128 (Note 1).

                                                          Income           Shares         Per Share
                                                        (Numerator)     (Denominator)       Amount
Basic Earnings Per Share                                -----------     -------------     ----------
------------------------
For the year ended December 31, 2001
   Basic earnings per common share:
      Net income available to common stockholders       $ 1,964,357        1,010,341      $     1.94
                                                        ===========      ===========      ==========

For the year ended December 31, 2000
   Basic earnings per common share:
      Net income available to common stockholders       $ 1,219,818          996,481      $     1.22
                                                        ===========      ===========      ==========
For the year ended December 31, 1999
   Basic earnings per common share:
      Income available to common stockholders           $   850,113          847,805      $     1.00
                                                        ===========      ===========      ==========

Diluted Earnings Per Share
--------------------------

For the year ended December 31, 2001
      Net Income available to common stockholders       $ 1,964,357        1,010,341

      Add: Contracts to issue common stock
           Warrant - expires   1/27/07                                           537
           Options - expire 12/31/05 -12/31/10                                21,790
                                                                         -----------
           Weighted-average diluted shares outstanding                        22,327

      Diluted earnings  per common share:               $ 1,964,357        1,032,668      $     1.90
                                                        ===========      ===========      ==========
For the year ended December 31, 2000

      Net Income available to common stockholders       $ 1,219,818          996,481

      Add: Contracts to issue common stock

           Warrants - expire   9/30/01                                         3,765
           Warrant - expires   1/27/07                                           235
           Options - expire 12/31/05 -12/31/09                                 5,186
                                                                         -----------
           Weighted-average diluted shares outstanding                         9,186

      Diluted earnings  per common share:               $ 1,219,818        1,005,667      $     1.21
                                                        ===========      ===========      ==========

For the year ended December 31, 1999

      Net Income available to common stockholders       $   850,113          847,805

      Add: Contracts to issue common stock

           Warrants - expire   9/30/01                                         5,333
           Warrant - expires   1/27/07                                           333
           Options - expire 12/31/05 -12/31/09                                 7,622
                                                                         -----------
           Weighted-average diluted shares outstanding                        13,288

      Diluted earnings  per common share:               $   850,113          861,093      $      .99
                                                        ===========      ===========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18. Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires disclosure of the estimated fair values of financial instruments which is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgment and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The estimation methods for individual classifications of financial instruments are more fully described below. Accordingly, the net realizable values could be materially different from the estimates presented below.

         Cash and short-term investments

         The carrying value of cash and short-term investments is a reasonable estimate of fair value.

         Investment Securities

         Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans

         For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposits

         The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2001 and 2000. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.


                                                 2001                           2000
                                      ---------------------------     ---------------------------
                                         Book            Fair            Book            Fair
                                         Value           Value           Value           Value
                                      -----------     -----------     -----------     -----------
         Financial Assets:
           Cash and short-term
             investments              $19,426,000     $19,426,000     $ 3,590,000     $ 3,590,000
           Investment securities        5,568,000       5,610,000      10,380,000      10,396,000
           Net loans                   57,478,000      59,432,000      54,728,000      57,117,000

         Financial Liabilities:
           Deposits                    71,690,000      71,753,000      60,642,000      60,727,000
           Short-term borrowings        2,600,000       2,600,000       2,186,000       2,186,000

         SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 19.      Parent Company Financial Statements

              Condensed financial statements of the parent company, United Financial Banking Companies, Inc. as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, follow:


                                                       BALANCE SHEETS
                                                 December 31, 2001 and 2000

                           ASSETS                                                            2001         2000
                                                                                        ------------   ----------

                Cash on deposit with subsidiary bank                                    $    354,459   $  134,707
                Investment in The Business Bank                                            8,159,900    7,008,500
                Investments in other subsidiaries                                            584,220      543,673
                Loans and leases receivable, net                                                  --           --
                Other assets                                                               1,754,374      919,156
                                                                                        ------------   ----------

                           Total assets                                                 $ 10,852,953   $8,606,036
                                                                                        ============   ==========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

              LIABILITIES

                Other liabilities                                                       $    34,552   $   55,253
                                                                                        -----------   ----------
                           Total liabilities                                                 34,552       55,253
                                                                                        -----------   ----------


              STOCKHOLDERS' EQUITY                                                       10,818,401    8,550,783
                                                                                        -----------   ----------

                           Total liabilities and stockholders' equity                   $10,852,953   $8,606,036
                                                                                         ==========    ========


                                                    STATEMENTS OF INCOME
                                        Years Ended December 31, 2001, 2000 and 1999

                                                                         2001        2000         1999
                                                                     ----------   ----------   ---------
              Income:

                Interest                                             $    2,903   $    3,524   $   2,246
                Other                                                    90,000       91,804          --
                                                                     ----------   ----------   ---------
                           Total income                                  92,903       95,328       2,246
              Expenses                                                   88,775       97,044     104,345
                                                                     ----------   ----------   ---------
                                                                          4,128       (1,716)   (102,099)
              Undistributed net gain (loss) of subsidiaries           1,143,811      832,534     442,208
                                                                     ----------   ----------   ---------
              Income (loss) before income taxes                       1,147,939      830,818     340,109
              Federal income tax expense (benefit)                     (816,418)    (389,000)   (510,004)
                                                                     ----------   -----------  ----------
              Net income (loss)                                      $1,964,357   $1,219,818   $ 850,113
                                                                     ==========   ==========   =========



                                                    COMPREHENSIVE INCOME
                                        Years Ended December 31, 2001, 2000 and 1999

                                                                        2001         2000         1999
                                                                     ----------   ----------   ---------



              Net income                                             $1,964,357   $1,219,818   $ 850,113
              Other comprehensive income, net of tax
                Unrealized gains (losses) on available-for-sale

                   securities                                            48,136       58,515    (117,523)
                                                                     ----------   ----------   ---------
              Comprehensive income                                   $2,012,493   $1,278,333   $ 732,590
                                                                     ==========   ==========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2001, 2000 and 1999

                                                                              1999                2001               2000
                                                                          ------------        -------------       ---------




CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                 $      1,964,357   $      1,219,818   $        850,113
   Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Provision for loan losses                                                    --                 --            (12,001)
      Undistributed net (gain) loss of:
          The Business Bank                                                (1,103,264)          (808,558)          (375,081)
          Other Subsidiaries                                                  (40,547)           (23,976)           (67,127)
      (Increase) decrease in other assets                                    (835,218)          (407,733)          (508,173)
      Increase (decrease) in other liabilities                                (20,701)            13,510             (5,081)
                                                                     ----------------   ----------------   ----------------

              Net cash used in operating activities                           (35,373)            (6,939)          (117,350)
                                                                     ----------------   ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Principal collected on loans                                                    --                 --             56,710
   Loans and leases purchased from subsidiary                                      --                 --                 --
   (Investment in) distributions from
      subsidiaries                                                                 --           (300,000)        (1,000,000)
                                                                     ----------------   -----------------  ----------------
              Net cash provided by (used in)

                investing activities                                               --           (300,000)          (943,290)
                                                                     ----------------   ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                     255,125            344,385          1,119,767
                                                                     ----------------   ----------------   ----------------
              Net cash provided by financing activities                       255,125            344,385          1,119,767
                                                                     ----------------   ----------------   ----------------

   Net increase (decrease) in cash and cash equivalents                       219,752             37,446             59,127

   Cash and cash equivalents at beginning of year                             134,707             97,261             38,134
                                                                     ----------------   ----------------   ----------------

   Cash and cash equivalents at end of year                          $        354,459   $        134,707   $         97,261
                                                                     ================   ================   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW

  INFORMATION

   Cash paid during the years for:

      Interest on borrowings                                         $             --   $             --   $          2,021
                                                                     ================   ================   ================

      Income taxes                                                   $         37,606   $          1,420   $          9,218

                                                                     ================   ================   ================



-----------------------------------------------------------------------------------------------------------------------------------
TABLE  1    Selected Consolidated Financial Data

-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                             2001           2000             1999              1998               1997
-----------------------------------------------------------------------------------------------------------------------------------

Results of operations:
  Total interest income                        $  5,787,108    $  5,334,317    $  3,977,200     $  4,055,420    $      3,433,867
  Total interest expense                          2,153,542       1,934,307       1,587,216        1,813,788           1,495,204
                                                ------------     -----------    ------------     ------------     ---------------
  Net Interest income                             3,633,566       3,400,010       2,389,984        2,241,632           1,938,663

  Provision for loan/lease losses                   154,448         340,117          79,866          323,500             249,300
                                                ------------     -----------    ------------     ------------     ---------------

  Net interest income after provision
    for loan/lease losses                         3,479,118       3,059,893       2,310,118        1,918,132           1,689,363

  Other income                                      344,320         263,442         291,301          400,188             224,716

  Other expenses                                  2,675,499       2,492,517       2,261,310        2,195,869           1,897,780
                                                ------------     -----------    ------------     ------------     ---------------
  Income before income taxes                      1,147,939         830,818         340,109          122,451              16,299

  Income tax expense (benefit)                     (816,418)       (389,000)       (510,004)           9,218                   -
                                                ------------     -----------    ------------     ------------     ---------------
  Net income                                   $  1,964,357    $  1,219,818    $    850,113     $    113,233    $         16,299
                                                ============     ===========    ============     ============     ===============

Earnings per share:
Net income                                        1,964,357       1,219,818         850,113          113,233              16,299
  Less:  preferred stock dividends                        -               -               -          (50,000)           (117,250)
                                                ------------     -----------    ------------     ------------     ---------------
  Income available to common stockholders         1,964,357       1,219,818         850,113           63,233            (100,951)
Basic earnings (loss) per common share         $       1.94    $       1.22    $       1.00     $       0.09    $          (0.18)
Diluted earnings (loss) per common share:      $       1.90    $       1.21    $       0.99     $       0.09    $              -

Average weighted shares outstanding:
      Basic                                       1,010,341         996,481         847,805          716,395             561,640
      Dilutive                                    1,032,668       1,005,667         861,094          729,492             585,873

Period-ending balances:

  Total loans                                  $ 58,535,131    $ 55,701,135    $ 40,652,769     $ 36,962,213    $     38,084,861
  Total assets                                   85,529,236      71,854,113      56,455,892       55,573,072          48,074,006
  Total deposits                                 71,690,272      60,642,408      49,191,302       50,185,459          43,761,761
  Shareholders' equity                           10,818,401       8,550,783       6,928,065        5,075,708           2,639,999

Selected ratios:

  Return on average total assets                      2.55%           1.86%           1.59%            0.22%               0.04%

  Return on average earning assets                    2.71%           1.98%           1.71%            0.23%               0.04%

  Return on average shareholders' equity             21.20%          16.09%          16.14%            2.90%               0.61%

  Average shareholders' equity
    to average total assets                          12.02%          11.55%           9.87%            7.50%               5.87%

                    UNITED FINANCIAL BANKING COMPANIES, INC.


FORWARD LOOKING STATEMENTS
--------------------------
         This discussion and other sections of this report contain forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and assumptions regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not conducive to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

OVERVIEW
--------
         United Financial Banking Companies, Inc. (UFBC) is a one-bank holding company which owns 100% of the issued and outstanding shares of common stock of The Business Bank (the Bank). UFBC also wholly owns Business Venture Capital, Inc. (BVCI). Collectively, UFBC, the Bank, and BVCI are referred to as "the Company". The following commentary provides an overview of the consolidated financial condition and results of operation of the Company, and should be read together with the consolidated financial statements and accompanying notes presented in this report.

         The Company reported net income of $1,964,357 for the year ended December 31, 2001 compared with net income of $1,219,818 for the year ended December 31, 2000. Basic earnings per share were $1.94 for 2001 compared to $1.22 basic earnings per share for 2000. Earnings for 2001 were primarily due to an increased volume of earning assets and beneficial recognition of the Company's deferred income taxes. During the past year, UFBC's primary subsidiary, the Bank, continued to increase the Company's earning asset base. For the year ended December 31, 2001, average total earning assets increased $10,835,092 or 17.6% when compared to 2000 (Consolidated Average Balances, Table
2). The increase contributed favorably to the Company's operating earnings. The deferred income tax benefit represented 42.4% of net income for the year ended December 31, 2001 compared to 33.4% of net income for 2000. Net income before net deferred income tax benefits increased $317,121 or 38.2% from $830,818 at December 31, 2000 to $1,147,939 at December 31, 2001.

TABLE  2
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES

====================================================================================================================================
For the Year Ended                        December 31, 2001                December 31, 2000                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                     Average                 Yield/   Average                Yield/    Average                Yield/
                                     Balance      Interest    Rate    Balance    Interest     Rate     Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
              ASSETS

Earning assets:
 Loans/Leases:
  Commercial                       $39,228,583   $3,461,314  8.82%  $30,567,856  $2,872,879   9.40%  $23,644,022  $2,112,988   8.94%
  Real estate construction           9,619,817      953,766  9.91%    6,103,426     670,568  10.99%    4,151,679     422,128  10.17%
  Real estate mortgage               5,770,152      491,528  8.52%    8,032,728     667,005   8.30%    7,651,694     604,872   7.91%
  Installment                        3,228,198      207,075  6.41%    2,434,971     202,195   8.30%    1,574,821     140,799   8.94%
  Leases                                   --           --    --            --          --     --            --          --     --
                                   -----------   ----------         -----------  ----------          -----------  ----------
   Total loans/leases               57,846,750    5,113,683  8.84%   47,138,981   4,412,647   9.36%   37,022,216   3,280,787   8.86%
                                   -----------   ----------         -----------  ----------          -----------  ----------
  Interest-bearing deposits            110,363        4,036  3.66%          --          --    0.00%          --          --    0.00%
  Federal funds sold                 7,232,408      231,383  3.20%    5,511,609     343,138   6.23%    5,362,759     269,857   5.03%
  Investment securities              7,397,208      447,595  6.05%    9,101,047     578,532   6.36%    7,448,088     426,556   5.73%
                                   -----------   ----------         -----------  ----------          -----------  ----------
   Total earning assets             72,586,729    5,796,697  7.99%   61,751,637   5,334,317   8.64%   49,833,063   3,977,200   7.98%
                                                 ==========                      ==========                       ==========
  Noninterest-earning assets
   Cash and due from banks           2,766,725                        2,021,578                        2,046,384
   Other assets                      2,745,895                        2,730,260                        2,227,639
   Allowance for loan losses/lease  (1,021,066)                        (860,414)                        (755,737)
                                   -----------                      -----------                      -----------
    Total assets                   $77,078,283                      $65,643,061                      $53,351,349
                                   ===========                      ===========                      ===========

         LIABILITIES AND
       STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
 Savings and NOW accounts            6,229,714      153,170  2.46%    5,369,945     157,165   2.93%    3,389,515      81,074   2.39%
 Money market accounts              14,534,980      408,297  2.81%   14,301,086     512,440   3.58%   10,284,048     322,645   3.14%
 Time:
  Under $100,000                    15,821,546      868,855  5.49%   14,750,470     807,087   5.47%   16,613,670     851,284   5.12%
  $100,000 and over                 10,987,933      583,455  5.31%    7,553,286     424,153   5.62%    6,071,187     303,708   5.00%
                                   -----------   ----------         -----------  ----------          -----------  ----------
   Total interest-bearing
    deposits                        47,574,173    2,013,777  4.23%   41,974,787   1,900,845   4.52%   36,358,420   1,558,711   4.84%
 Short-term borrowings               2,610,205      139,765  5.35%      495,166      33,462   6.76%      425,000      28,505   6.71%
                                   -----------   ----------         -----------  ----------          -----------  ----------
  Total interest-bearing
   liabilities                      50,184,378    2,153,542  4.29%   42,469,953   1,934,307   4.56%   36,783,420   1,587,216   4.32%
                                                 ==========                      ==========                       ==========
Noninterest-bearing liabilities:
 Demand deposits                    17,080,710                       15,159,490                       10,853,570
 Other liabilities                     545,462                          434,418                          448,696
 Stockholders' equity                      --                         7,579,200                        5,265,663
                                   -----------                      -----------                      -----------
  Total liabilities and             $9,267,733
   stockholders' equity            $77,078,283                      $65,643,061                      $53,351,349
                                   ===========                      ===========                      ===========
Net interest income                              $3,643,155                      $3,400,010                       $2,389,984
                                                 ==========                      ==========                       ==========
Net interest margin (1)                                      5.02%                            5.51%                            4.80%
                                                             ====                            =====                            =====
Net interest spread (2)                                      3.69%                            4.08%                            3.66%
                                                             ====                            =====                            =====
Fees included in loan income                     $  200,928                      $  172,486                       $  133,193
                                                 ==========                      ==========                       ==========
Taxable equivalent adjustment                    $      --                       $      --                        $      --
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

                    UNITED FINANCIAL BANKING COMPANIES, INC.

NET INTEREST INCOME AND INTEREST ANALYSIS
-----------------------------------------
Net interest income is the principal component of the Company's operating income and is the amount by which interest and loan fee income earned on earning assets exceeds interest paid on interest-bearing liabilities. Net interest income increased $233,556 or 6.9% from $3,400,010 at December 31, 2000 to $3,633,566 at
December 31, 2001 as a result of increased loan volume. Interest and fees on loans rose $701,036 during 2001. The prime rate decreased 475 basis points during 2001 and negatively impacted net interest income. As shown in Table 3, Analysis of the Changes in the Components of Net Interest Income, interest income increased $1,077,120 due to volume while rate decreased interest income by $628,365.

         The declining rate environment of 2001 significantly influenced net interest income. The prime rate decreased 475 basis points from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. A decreased prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime repricing. The yield on total loans dropped 52 basis points from 9.36% at December 31, 2000 to 8.84% at December 31, 2001. The rate environment also negatively impacted the yield on federal funds sold and investment securities. During 2001, the yield on federal funds decreased 303 basis points and the yield on investment securities decreased 31 basis points.

         The 2001 rate environment also impacted interest paid on interest-bearing deposits. Historically, in a competitive market, liabilities do not reprice at the same pace or to the same degree as assets. The cost of deposits declined 29 basis points at December 31, 2001 when compared to December 31, 2000 (Consolidated Average Balances, Table 2). The cost decline was primarily attributable to the rate environment. The average volume of interest-bearing deposits increased $5,599,386 or 13.3% during the past year while interest paid on interest-bearing deposits increased $112,932 or 5.94%. Average short-term borrowings increased $2,115,039 or 427.1% when comparing December 31, 2000 and 2001. The rise in short-term borrowings contributed to the $219,235 increase in interest expense during 2001. As shown in Table 3, Analysis of the Changes in the Components of Net Interest Income, total interest expense increased $649,170 due to volume while rate decreased interest expense by $208,715.

         Net interest margin is a key measure of net interest income performance. Representing the Company's net yield on its average earning assets, net interest margin is calculated as net interest income divided by average earning assets. Both net interest margin and net interest income are affected by many factors, including competition, the economy, and the volume and mix of balance sheet components and their relative sensitivity to interest rate fluctuations. At December 31, 2001, the Company had a net interest margin of 5.02% and the Bank had a net interest margin of 5.03%. At December 31, 2001, the Bank's peer institutions had a net interest margin of 4.28%.

CHANGE IN NET INTEREST INCOME (RATE/VOLUME VARIANCE)
----------------------------------------------------
         The analysis of the changes for the components of net interest income presented in Table 3 shows the direct causes of the changes in net interest earnings from year to year on a tax equivalent basis. It is computed as prescribed by the Securities and Exchange Commission. UFBC's net yield on earning assets, interest income and expense is affected by fluctuating interest rates, volumes of and changes in the mix between earning assets and interest-bearing liabilities, and the interaction between these factors.


 TABLE 3

 Analysis of the Changes in the Components of Net Interest Income  (tax equivalent basis)
------------------------------------------------------------------------------------------------------------------------------------



 For the Year Ended December 31,                   2001 Compared to 2000                                2000 Compared to 1999
                                  ----------------------------------------------     -----------------------------------------------

                                       Total             Change Due To:                   Total             Change Due To:
                                              ----------------------------------                   ---------------------------------
                                     Increase                                             Increase
                                    (Decrease)     Rate          Volume         (Decrease)     Rate          Volume
------------------------------------------------------------------------------------------------------------------------------------
 Interest income:
 Loans & lease financing:
   Commercial                    $ 588,435      $ (225,532)   $  813,967      $  759,891      $ 141,131    $  618,760
   Real estate - construction      283,198        (103,139)      386,337         248,440         49,993       198,447
   Real estate - mortgage         (175,477)         12,398      (187,875)         62,133         32,012        30,121
   Installment                       4,880         (60,988)       65,868          61,396        (15,507)       76,903
                                  ---------       ---------    ----------      ----------      ---------    ----------
     Total loans/leases            701,036        (377,261)    1,078,297       1,131,860        207,629       924,231
 Interest-bearing deposits           4,036               -             -               -              -             -
 Federal funds sold               (111,755)       (218,887)      107,132          73,281         65,791         7,490
 Investment securities            (140,526)        (32,217)     (108,309)        151,976         57,310        94,666
                                  ---------       ---------    ----------      ----------      ---------    ----------
     Total interest income         452,791        (628,365)    1,077,120       1,357,117        330,730     1,026,387
                                  ---------       ---------    ----------      ----------      ---------    ----------

 Interest expense:

   Savings and NOW accounts         (3,995)        (29,158)       25,163          76,092         28,723        47,369
   Money markets accounts         (104,143)       (112,524)        8,381         189,793         63,764       126,029
   Time:
     Under $100,000                 61,768           3,163        58,605         (44,197)        51,273       (95,470)
     $100,000 and over             159,302         (33,570)      192,872         120,446         46,305        74,141
   Short-term borrowings           106,303         (36,626)      142,929           4,957            251         4,706
                                  ---------       ---------    ----------      ----------      ---------    ----------
     Total interest expense        219,235        (208,715)      427,950         347,091        190,316       156,775
                                  ---------       ---------    ----------      ----------      ---------    ----------
     Net interest income         $ 233,556      $ (419,650)   $  649,170      $1,010,026      $ 140,414    $  869,612
                                  ---------       ---------    ----------      ----------      ---------    ----------

                    UNITED FINANCIAL BANKING COMPANIES, INC.


PROVISION FOR LOAN/LEASE LOSSES
-------------------------------
          Provision expense decreased $185,669 or 54.6% from $340,117 at December 31, 2000 to $154,448 at December 31, 2001. The decline was primarily attributable to one-time allowance activity that occurred during 2000. A $23,000 recovery during 2001 also contributed to the decline. During 2000, the Bank reviewed and priced a portion of its one-to-four family residential mortgage portfolio for sale. The review resulted in a $134,000 charge to the allowance. The allowance was then replenished $134,000 through a charge to the provision. The Bank sold twenty-one loans for $2,600,000. The majority of the loans sold originated in the Bank's 100% financing program for its Culpeper, Virginia real estate owned asset. Management believed the Culpeper loans created a significant credit concentration and that disposition would be beneficial to the Bank and to the Company. The sale contributed to the Company's liquidity and the proceeds have been reemployed in assets that yield approximately 200 basis points higher than the loans sold. See Note 1 to the Consolidated Financial Statements for more detail on maintaining a reserve for risks inherent to a loan portfolio.

NONINTEREST INCOME
------------------
          Total noninterest income increased $80,878 or 30.7% at year end 2001 compared to year end 2001. Total noninterest income decreased $27,859 or 9.7% at year end 2000 compared to year end 1999. The 2001 increase was primarily attributable to fees earned on deposit products which were implemented during the fourth quarter of 2000. Loan servicing and other fees also contributed favorably to the improvement. The 2000 decrease resulted from the variance of gains on the sales of REO. During 1999, BVCI had net gains on the sales of REO of $72,807. Detail of other income is shown in Note 13 to the consolidated financial statements.

NONINTEREST EXPENSE
-------------------
          Total noninterest expense increased $182,982 or 7.3% during the year ended 2001 as compared to 2000 and increased $231,207 or 10.2% during the year ended 2000 as compared to 1999 (Table 4, Noninterest Expense). The 2001 increase was primarily attributable to costs associated with growth. During 2001, the Company added employees that increased salaries and employee benefit expense. The 2000 rise was primarily attributable to costs associated with operating the McLean branch which began operations in September 1999. During 2000, branch operating costs impacted expenses such as salaries, employee benefits, occupancy, furniture and equipment, communications and advertising.

          Salaries and employee benefits increased $156,614 or 11.6% from $1,351,249 at December 31, 2000 to $1,507,863 at December 31, 2001. Salaries and
employee benefits rose $132,104 or 10.8% during the year ended December 31, 2000 as compared to December 31, 1999 and occupancy expense rose $20,480 or 5.8% . The increases were due to additional staffing and leased space necessary for the Company to expands its banking operations, most notably the McLean branch.

          Furniture and equipment expense decreased $22,409 or 16.2% during 2001. During 2001, several items became fully depreciated. Furniture and equipment expense increased $27,771 or 25.1% during 2000. During the third and fourth quarters of 1999, the Company purchased furniture and equipment for the McLean branch. The Company also purchased equipment for technological upgrading and Year 2000 compliance. Most of the equipment was placed on a three year amortization schedule. Depreciation initiated by the purchases accounted for the increased expense.

          Other expense as shown in Table 4 rose $20,480 or 5.7% from $301,515 at December 31, 2000 to $324,316 at December 31, 2001 and $47,556 or 18.7% from
$259,959 at December 31, 1999 to $324,316 at December 31, 2000. The increases were primarily attributable to expanded banking operations and growth. Costs such as data processing, franchise tax, advertising and communications increased $33,633 or 14.9% during 2001 compared to 2000 and $44,405 or 24.2% during 2000 compared to 1999.

          REO holding expense increased $7,976 or 42.4% at December 31, 2001 compared to December 31, 2000 and decreased $32,234 or 63.2% for the year ended December 31, 2000 compared to year ended December 31, 1999. Increases and decreases in REO holding expense are attributable to the disposition of the Company's REO properties. Various factors such as the economy, the real estate market and weather can impact the amount of expense incurred to accomplish the liquidation and sale of REO.

                    UNITED FINANCIAL BANKING COMPANIES, INC.


         Table 4 shows the major categories of noninterest expense for the past three years and its relation to average assets, average earning assets and gross income.

TABLE  4     NONINTEREST EXPENSE
====================================================================================================================================
                                                                                                                    Percentage
                                                                                                               increase (decrease)
                                               2001                  2000               1999            2001 / 2000      2000 / 1999
------------------------------------------------------------------------------------------------------------------------------------

Salaries and employee benefits              1,507,863             1,351,249            1,219,145             11.59            10.84
Occupancy, net                                371,567               381,373              360,893             (2.57)            5.67
Furniture and equipment                       116,049               138,458              110,687            (16.18)           25.09
Professional fees                              83,547                78,849               78,084              5.96             0.98
State franchise tax                            45,200                38,184               15,350             18.37           148.76
Insurance                                      39,886                36,036               40,956             10.68           (12.01)
Data processing                               160,283               148,041              131,090              8.27            12.93
Real estate owned holding expense              26,788                18,812               51,146             42.40           (63.22)
Other expenses                                324,316               301,515              253,959              7.56            18.73
                                      ---------------       ---------------       --------------
     Total                                  2,675,499             2,492,517            2,261,310              7.34            10.22
                                      ===============       ===============       ==============

Noninterest expense as a percentage of :

   Average assets                                     3.47 %                4.67 %               4.34 %
                                            ==================    ==================    ==================
   Average earning assets                             3.69 %                5.00 %               4.68 %
                                            ==================    ==================    ==================
   Gross income                                      43.64 %               58.39 %              50.75 %
                                            ==================    ==================    ==================

BALANCE SHEET ANALYSIS
----------------------

         Total assets rose $13,675,123 or 19.0% during 2001. The rise in assets was attributable to the Bank's increased volume of deposits and short-term borrowings which increased the volume of assets available for investment. Total deposits increased $11,047,864 or 18.2% from $60,642,408 at December 31, 2000 to $71,690,272 at December 31, 2000. The increase was attributable to new deposit relationships and expansion of core deposit relationships. The increased volume of assets were invested into federal funds sold and into loans. During 2001, calls within the security portfolio also contributed to the assets available for reinvestment. Security investments decreased $4,804,397 or 46.3% from $10,372,372 at December 31, 2000 to $5,567,975 at December 31, 2001. Management
considers such factors as the Company's strategic goals, the economy, the market, liquidity and return opportunity for the investment mix. Management also considers the projected duration and the nature of the assets available for investment. Due to the market and the projected duration of the deposits available for investment, most of the excess liquidity at December 31, 2001 was invested into overnight federal funds. Federal funds sold increased $15,725,000 at December 31, 2001 compared to December 31, 2000.

         Earnings of $1,147,939, net deferred tax benefits of $816,418 and additional capital of $255,125 contributed to the $2,267,618 or 26.5% increase in stockholders' equity at December 31, 2001 compared to December 31, 2000. During 2001, warrants to purchase 32,000 shares of common stock were exercised at $7.50 per share. The proceeds contributed to the parent's liquidity and increase opportunity to expand banking operations. Further details regarding stockholder equity are provided in Note 17 to the consolidated financial statements. Both the Company and the Bank were well capitalized, per regulatory capital requirements, for the years ended December 31, 2001 and 2000.

                    UNITED FINANCIAL BANKING COMPANIES, INC.

LOAN PORTFOLIO
--------------

         Net loans increased $2,833,996 or 5.1% from $55,701,135 at December 31, 2000 to $58,535,131 at December 31, 2001. Loans were 68.4% percent of total assets at December 31, 2001 compared to 77.5% at December 31, 2000. In managing risk for what is predominantly a commercial loan portfolio, management maintains clearly defined credit standards.



TABLE 5 - LOAN PORTFOLIO

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
December 31,                           2001                 2000                  1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------------------------

Commercial                 $     41,591,724     $     37,097,497     $      25,160,558     $     24,721,939     $     27,039,144
Real estate construction          8,621,773            8,661,702             4,934,806            3,499,723            2,252,943
Real estate mortgage              4,686,547            6,939,635             8,786,994            7,076,032            6,743,695
Installment                       3,635,087            3,002,301             1,770,411            1,664,519            1,744,437
Leveraged leases                          -                    -                     -                    -              304,642
                             ---------------      ---------------      ----------------      ---------------      ---------------
          Total loans       $    58,535,131     $     55,701,135     $      40,652,769     $     36,962,213     $     38,084,861
                             ===============      ===============      ================      ===============      ===============

The loan portfolio is predominately short-term in nature which can work to mitigate interest rate risk. The following chart shows the maturities of the Company's two largest loan classes, commercial and real estate construction.


------------------------------------------------------------------------------------------------------------------------------------
                                                          One Year            One Through           Over Five
                                                          or Less             Five Years              Years                Total
------------------------------------------------------------------------------------------------------------------------------------

Commercial                                          $     12,761,784     $      10,628,773     $     18,201,167     $     41,591,724
Real estate construction                                   5,608,159               890,400            2,123,214            8,621,773
                                                       ---------------      ----------------      ---------------      -------------
                                                    $     18,369,943     $      11,519,173     $     20,324,381     $     50,213,497
                                                       ===============      ================      ===============      =============

Approval and funding of all loans is centralized and thereby promotes uniform application of credit standards. The Bank Board reviews and regularly monitors policies for lending practices. The Bank has policies limiting exposure to certain industries in an effort to limit the risks associated with commercial lending, including extending new credit to real estate development related businesses. The primary focus when extending credit is the borrower's ability to repay the loan from expected cash flows.

As the Bank continues to focus on expanding customer relationships, management projects that the resulting blend of loans and deposits will continue to become more diversified. The Bank's primary focus is providing short-term loans to small and medium-sized businesses and professionals. Commercial loans therefore remain the most significant component of the loan portfolio, comprising 71.1% and 66.6% of total loans at December 31, 2001 and 2000, respectively.

                    UNITED FINANCIAL BANKING COMPANIES, INC.

ALLOWANCE FOR LOAN/LEASE LOSSES
-------------------------------

         In response to the growth of the loan portfolio, the allowance for loan losses increased $83,913 or 8.6% during 2001. The ratio of allowance for loan losses to total loans was 1.8% at December 31, 2001 and 2000. A five-year history of the activity in the allowance for loan/lease losses follows:


-----------------------------------------------------------------------------------------------------------------------------------
TABLE  6     ALLOWANCE FOR LOAN/LEASE LOSSES

-----------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Period Ending December 31,           2001            2000                   1999                   1998                  1997
---------------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period  $   973,431    $    783,143    $           747,374    $          715,399    $          584,106
                                 -----------     -----------     ------------------     -----------------     -----------------

Charge-offs:
  Installment                             -               -                 15,809                 5,787                 4,165
  Commercial                         56,282             841                 31,086                88,486                38,445
  Mortgage                           37,357         150,600                      -                 4,743                14,643
  Construction                            -               -                      -                     -                22,800
  Leveraged leases                        -               -                      -               203,201                60,000

Recoveries:
  Installment                             -               -                      -                   392                 2,508
  Commercial                         23,104           1,612                  2,798                10,300                16,538
  Construction                            -               -                      -                     -                 3,000
  Leveraged leases                        -               -                      -                     -                     -
                                 -----------     -----------     ------------------     -----------------     -----------------
Net charge-offs                      70,535         149,829                 44,097               291,525               118,007
                                 -----------     -----------     ------------------     -----------------     -----------------

Provision charged to operations     154,448         340,117                 79,866               323,500               249,300
                                 -----------     -----------     ------------------     -----------------     -----------------
Balance at end of period        $ 1,057,344    $    973,431    $           783,143    $          747,374    $          715,399
                                 ===========     ===========     ==================     =================     =================

Average total loans             $57,846,750    $ 47,138,981    $        37,022,216    $       36,785,634    $       32,905,901
                                 ===========     ===========     ==================     =================     =================

Ratio of net charge-offs
  to average total loans              0.12%           0.32%                  0.12%                 0.79%                 0.36%
                                 ===========     ===========     ==================     =================     =================


    The allowance for loan losses is a general allowance applicable to all loan categories. The following allocation of the allowance for loan/lease losses is intended only as an indication of the relative risk characteristics in the loan portfolio and not as a definitive indication of relative portfolio risks or of funds available to cover losses in any category of loans:

-----------------------------------------------------------------------------------------------------------------------------------
Period ending December 31,           2001         2000                   1999                   1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------

Commercial                      $   687,000    $ 606,000    $           434,000    $          480,000    $          466,000
Real estate construction            165,000      130,000                 74,000                52,000                34,000
Real estate mortgage                 99,000      141,000                208,000               165,000               160,000
Installment                          62,000       50,000                 31,000                32,000                34,000
Leases                                    -            -                      -                     -                 4,600
Unallocated                          44,344       46,431                 36,143                18,374                16,799
                                  ----------    ---------     ------------------     -----------------     -----------------
                                $ 1,057,344    $ 973,431    $           783,143    $          747,374    $          715,399
                                  ----------    ---------     ------------------     -----------------     -----------------

                    UNITED FINANCIAL BANKING COMPANIES, INC.


DEFERRED TAX ASSET

         At December 31, 2001, the Company had potential off-balance sheet deferred income tax credits of $833,734. The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2001. The Company projected income three years forward, 2002, 2003 and 2004. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. The amount of tax credits appropriately recognized as an asset will be reevaluated annually.

NONPERFORMING ASSETS

         Nonperforming assets are assets on which accrued income recognition has been discontinued. Nonperforming assets include nonaccrual loans and loans which have become foreclosed real estate. For the years ended December 31, 2001 and 2000, nonperforming assets were .8% and 1.9% of total assets, respectively.

         Nonaccruing loans at year end 2001 totaled $28,367 compared to a balance of $12,507 at year end 2000. The Company had no loans still accruing interest that were ninety days or more past due as to principal or interest at December 31, 2001. Management's policy for placing loans into nonaccrual status is to consider the overall security and character of the loan. Foreclosed real estate is discussed in Real Estate Owned.

         The following is a summary of nonperforming assets:

TABLE  7     NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Period ending December 31,                                                  2001               2000               1999
------------------------------------------------------------------------------------------------------------------------

Nonaccruing loans (90 days or more past due)                       $       28,367     $       12,507     $       15,781

Real estate owned                                                         644,407          1,364,066          1,424,650
                                                                     -------------      -------------      -------------
    Total nonperforming assets                                     $      672,774     $    1,376,573     $    1,440,431
                                                                     =============      =============      =============

Nonaccruing loans as a % of total loans                                     0.05%              0.02%              0.04%

Reserve for loans losses to nonaccruing loans                            3727.37%           7783.09%           4962.57%

Nonperforming assets to total loans                                         1.15%              2.47%              3.54%

REAL ESTATE OWNED

         Real Estate Owned (REO) includes foreclosed properties in which the Company has taken title. Accounting policies for real estate owned are outlined in Note 1 to the consolidated financial statements. REO was .8% and 1.9% of total assets at December 31, 2001 and 2000, respectively. REO was comprised of a property located in Culpeper, Virginia. The Bank continues to sell lots and residential homes to liquidate the property.

         An aging of real estate owned and a breakdown by project type as of December 31, 2001 and 2000 are presented in Table 8.


TABLE  8     REAL ESTATE OWNED
----------------------------------------------------------------------------------------------------------
Aging of Foreclosed Properties
----------------------------------------------------------------------------------------------------------
Period ending December 31,                                                    2001                 2000
----------------------------------------------------------------------------------------------------------

From 1 to 6 months                                                 $               -     $        148,659
From 7 to 12 months                                                                -                    -
From 13 to 24 months                                                               -                    -
Over 24 months                                                               644,407            1,215,407
                                                                     ----------------     ----------------
                                                                   $         644,407     $      1,364,066
                                                                     ================     ================

Foreclosed Properties by Project Type
----------------------------------------------------------------------------------------------------------
Period ending December 31,                                                    2001                 2000
----------------------------------------------------------------------------------------------------------

Undeveloped land                                                   $               -     $              -
1 - 4 family dwelling                                                              -              148,659
Developed land                                                               644,407            1,215,407
                                                                     ----------------     ----------------
                                                                   $         644,407     $      1,364,066
                                                                     ================     ================

                    UNITED FINANCIAL BANKING COMPANIES, INC.

DEPOSITS
--------

     As shown in Table 10, Deposits Structure and Certificates of Deposit 100K and Over, total deposits rose $11,047,864 or 18.2% at December 31, 2001 when compared to December 31, 2000. As shown in Table 9, Deposits Balance and Rate, the cost of funds decreased during 2001 though the volume of deposits increased. The cost decrease is attributable to the declining rate environment of 2001 and to the deposit mix. By design, the deposit mix continued to focus on core deposits. Core deposits consist of demand, savings, NOW, money market accounts and time deposits under $100,000. As shown in Table 9, total average core deposits increased $4,085,959 or 8.2% from $49,580,991 at December 31, 2000 to $53,666,950 at December 31, 2001. When comparing average core deposit growth from December 31, 2000 to December 31, 2001, the change was as follows: demand deposits (noninterest-bearing) increased $1,921,220 or 12.7%, money market deposits increased $233,894 or 1.6%, savings and NOW deposits increased $859,769 or 16.0% and time deposits under $100,000 increased 1,071,076 or 7.3%.
Additionally, management sought to maintain an even balance between time deposits and other deposit accounts that are generally less costly. As shown in Table 10, other deposit accounts represented 63.0% while time deposits represented 37.0% of total deposits at year end 2001.

TABLE  9    DEPOSITS BALANCE AND RATE
============================================================================================================================

Rates paid on each classification of deposits are shown below:
----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,      2001                 2000                1999                1998                1997
----------------------------------------------------------------------------------------------------------------------------
                            Average              Average             Average             Average             Average
                            Balance     Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate
----------------------------------------------------------------------------------------------------------------------------
Demand                     $17,080,710     -%  $15,159,490     -%  $10,853,570     -%  $ 9,843,027     -%  $ 8,104,143     -%

Savings and NOW              6,229,714  2.46     5,369,945  2.93     3,389,515  2.39     2,360,360  2.39     2,598,967  2.43
   accounts

Money market                14,534,980  2.81    14,301,086  3.58    10,284,048  3.14     8,817,006  3.60     6,918,458  3.35
   accounts

Time:
  Under $100,000            15,821,546  5.49    14,750,470  5.47    16,613,670  5.12    19,638,531  5.49    17,579,511  5.40
  $100,000 and over         10,987,933  5.31     7,553,286  5.62     6,071,187  5.00     6,636,143  5.44     5,976,740  5.33
                           -----------         -----------         -----------         -----------         -----------
     Total                 $64,654,883  3.11%  $57,134,277  3.33%  $47,211,990  3.30%  $47,295,067  3.83%  $41,177,819  3.63%
                           ===========         ===========         ===========         ===========         ===========

TABLE  10   DEPOSITS STRUCTURE AND CERTIFICATES OF DEPOSIT 100K AND OVER
====================================================================================================================================
                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
               2001                 2000                 1999                1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------------
                          % of                % of                % of                % of                % of                % of
              Amount      Total     Amount    Total      Amount   Total     Amount    Total      Amount   Total      Amount   Total
------------------------------------------------------------------------------------------------------------------------------------
Demand      $19,570,684   27.30  $15,103,101  24.91% $12,248,025  24.91% $14,264,071  28.42% $ 7,778,077  17.77% $ 7,897,677  20.93%

Savings
 and NOW
 accounts    11,316,541   15.785   5,232,987   8.63    4,902,524   9.97    3,051,446   6.08    2,508,666   5.73    2,779,982   7.37

Money
 market
 accounts    14,297,094  19.943   13,896,824  22.92   11,473,851  23.32    7,524,516  14.99    7,568,652  17.30    3,970,348  10.52

Time:
 Under
  $100,000   15,476,230  21.588   15,937,455  26.28   15,513,608  31.54   18,048,129  35.96   19,478,244  44.51   16,763,355  44.42
 $100,000
  and over   11,029,723  15.385   10,472,041  17.27    5,053,294  10.27    7,297,297  14.54    6,428,122  14.69    6,323,212  16.76
            ----------- -------  ----------- ------  ----------- ------  ----------- ------  ----------- ------  ----------- ------
   Total    $71,690,272 100.000% $60,642,408 100.00% $49,191,302 100.00% $50,185,459 100.00% $43,761,761 100.00% $37,734,574 100.00%
            =========== =======  =========== ======  =========== ======  =========== ======  =========== ======  =========== ======

The maturity schedule that follows categorizes time deposits of $100,000 or more as of December 31, 2001.

--------------------------------------------------------------------------------
Maturing                                      Balance            Percent
--------------------------------------------------------------------------------
Three months or less                     $   2,580,483            23.40 %
Over three months to six months              1,399,601            12.69
Over six months to twelve months             4,376,347            39.68
Over twelve months                           2,673,292            24.24
                                         -------------           ------
  Total                                  $  11,029,723           100.00 %
                                         =============           ======

                    UNITED FINANCIAL BANKING COMPANIES, INC.


INVESTMENTS
-----------
         The Bank held all of the Company's investment securities at December 31, 2001 and 2000. The securities portfolio was comprised of U.S. Government agency, Mortgage-backed and Equity securities. The Bank has been strategically growing its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base and to generate increased interest income. The securities portfolio included both instruments available-for-sale
(AFS) and those held-to-maturity (HTM). Securities classified as AFS may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as HTM are intended for investment purposes. Further details on securities are discussed in
Note 2 to the consolidated financial statements.

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------
         The Company's liquidity management is designed to achieve an appropriate balance between the maturities and pricing of its assets and liabilities. Management seeks to accomplish this through maintaining sufficient liquid assets, increasing core deposits and/or raising funds in various money markets. Cash and due from banks, money market investments, AFS securities and loan maturities are the Company's primary sources of liquidity. Liquid assets were 26.6% of total assets for 2001 and 16.3% for 2000. Additional sources of liquidity are available through lines of credit held by the Bank, loan participations, deposit growth and other borrowings. Cash flows from operations are presented in the consolidated statements of cash flows.

         UFBC's operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds retained from completed capital offerings and reimbursements from inter-company allocated expenses will provide sufficient cash flow for UFBC's continuing operational needs.

         Interest rate risk is primarily the result of the imbalance between the repricing of assets and liabilities, either through maturity or interest rate changes. Perfectly matching liabilities with assets can eliminate interest rate risk, but profits are not always enhanced. As a result, the Company manages its interest rate sensitivity in order to limit risk while at the same time profiting from favorable market opportunities. The objective is to obtain an appropriate balance sheet mix that maximizes earnings while protecting against unanticipated changes in interest rates.

         One method of monitoring rate risk is through the analysis of gap positions. Gap is the difference between the amount of assets and the amount of liabilities that mature or are repriced during a given period of time. A positive gap results when more assets than liabilities mature or are repriced during a given period of time. A negative gap results when there are more liabilities than assets maturing or being repriced during a given time frame.

         The short-term nature of the Company's assets and liabilities can be seen in the interest sensitivity analysis presented in Table 11. The volume of non-earning assets can significantly affect the analysis by limiting the amount of assets available to reprice. A positive gap position indicates that more assets than liabilities will reprice, having a negative earnings impact in a falling rate environment.

EFFECTS OF INFLATION
--------------------
         The effect of changing prices on financial institutions is different than that of non-banking companies since substantially all assets and liabilities are monetary in nature. Interest rates are affected by inflation and deflation. Neither the timing nor the magnitude of the changes in interest rates is necessarily related to price level indexes. Consequently, management believes the Company can best counter inflation over the long term by managing net interest income, diversifying its asset and liability mix and controlling noninterest income and expenses.

                    UNITED FINANCIAL BANKING COMPANIES, INC.

TABLE 11 - INTEREST SENSITIVITY ANALYSIS
----------------------------------------

( thousands )

                                     CURRENT   0-3            4-6              7-12            1-5          OVER 5
                                     BALANCES MONTHS  RATE   MONTHS    RATE   MONTHS  RATE    YEARS  RATE    YEARS   RATE    TOTAL
                                     -----------------------------------------------------------------------------------------------
             ASSETS

  FEDERAL FUNDS SOLD                 $16,325  16,325  6.22%                                                                 $16,325
  INVESTMENTS                          5,568     329  5.21%     406    4.50%     402  5.07%   3,414  5.50%   1,017   5.15%    5,568
  LOANS, NET - FIXED                  19,533   7,689  8.16%     513    8.67%   1,269  8.68%   8,013  8.73%   2,049   8.32%   19,533
  LOANS, NET - VARIABLE               39,080  18,596  6.76%     985    8.32%   2,092  8.04%  17,407  8.31%       -       -   39,080
                                     -----------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS             80,506  42,939  6.79%   1,904    7.60%   3,763  7.94%  28,834  8.09%   3,066   7.27%   80,506

  LOAN LOSS RESERVE                   (1,057)
  NON-ACCRUAL LOANS                       28                                                                                      -
  CASH AND DUE FROM BANKS              3,101                                                                                      -
  REAL ESTATE OWNED                      644                                                                                      -
  FIXED ASSETS                           176                                                                                      -
  OTHER NONINTEREST-BEARING ASSETS     2,131                                                                                      -
                                     -----------------------------------------------------------------------------------------------
     TOTAL NONEARNING ASSETS           5,023       -              -                -              -              -                -
                                     -----------------------------------------------------------------------------------------------
     TOTAL ASSETS                    $85,529  42,939          1,904            3,763         28,834          3,066          $80,506
                                     ===============================================================================================

          LIABILITIES

  NOW ACCOUNTS                       $ 5,129   5,129  1.55%                                                                 $ 5,129
  MONEY MARKET ACCOUNTS               14,297  14,297  1.74%                                                                  14,297
  SAVINGS ACCOUNTS                     6,188                                                  6,188  3.00%                    6,188
  CERTIFICATES OF DEPOSIT
     (Less Than) $100,000             15,476   2,673  5.72%   2,407    5.76%   6,398  5.98%   3,998  4.60%                   15,476
  CERTIFICATES OF DEPOSIT
     (Greater Than) $100,000          11,030   2,580  5.14%   1,400    5.02%   4,376  3.72%   2,674  4.24%                   11,030
                                     -----------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS  52,120  24,679  2.49%   3,807    5.49%  10,774  5.06%  12,860  3.76%       -           52,120
                                     -----------------------------------------------------------------------------------------------
  NONINTEREST-BEARING DEPOSITS        19,570                                                                                      -
                                     -----------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                   71,690  24,679          3,807           10,774         12,860              -           52,120

     TOTAL OTHER LIABILITIES           3,021                                                                                      -
     TOTAL CAPITAL                    10,818                                                                                      -
                                     -----------------------------------------------------------------------------------------------
     TOTAL LIABILITIES & CAPITAL     $85,529  24,679          3,807           10,774         12,860              -          $52,120
                                     ===============================================================================================

INTERVAL GAP/GAP SPREAD                       18,260  4.30%  (1,903)   2.11%  (7,011) 2.88%  15,974  4.34%   3,066   7.27%
CUMULATIVE GAP                                18,260         18,357            9,346         25,320         28,386

INTERVAL GAP/TOTAL ASSETS                     21.35%          (2.22)%          (8.20)%        18.68%          3.58%
CUMULATIVE GAP/TOTAL ASSETS                   21.35%          19.12%           10.93%         29.60%         33.19%

INTERVAL GAP/EARNING ASSETS                   22.68%          (2.36)%          (8.71)%        19.84%          3.81%
CUMULATIVE GAP/EARNING ASSETS                 22.68%          20.32%           11.61%         31.45%         35.26%

MATCHED                                       24,679  2.49%   1,904    5.49%   3,763  7.94%  28,834  8.09%       -   0.00%
OPEN                                          18,260  4.30%  (1,903)   2.11%  (7,011) 2.88%  15,974  4.34%   3,066   7.27%

                    UNITED FINANCIAL BANKING COMPANIES, INC.

DIRECTORS                                               OFFICERS
---------                                               ---------
Jeffery T. Valcourt                                     Harold C. Rauner
Chairman of the Board                                   President/CEO
United Financial Banking Companies, Inc.
President/CEO, Valcourt Building Services, Inc.         Sharon A. Stakes
                                                        Executive Vice President

Manuel V. Fernandez                                     Assistant Secretary
Vice Chairman
United Financial Banking Companies, Inc.                Lisa M. Porter
President, 650 Water Street, Inc.                       Chief Financial Officer/
                                                          Controller
                                                        Corporate Secretary

William J. McCormick, Jr.
President, Jordan Kitts Music, Inc.

Dennis I. Meyer
Partner, Baker & McKenzie, Attorneys

Edward H. Pechan
President, E. H. Pechan and Associates, Inc.

Harold C. Rauner
President/CEO, United Financial Banking Companies, Inc.
President/CEO, The Business Bank

Sharon A. Stakes
Executive Vice President, United Financial Banking
  Companies, Inc.
Executive Vice President, The Business Bank


                      The Business Bank Board of Directors

Harold C. Rauner                                        Jeffery T. Valcourt
Chairman of the Board                                   Vice Chairman
The Business Bank                                       The Business Bank
President/CEO, The Business Bank                        President/CEO, Valcourt
President/CEO, United Financial Banking                   Building Services, Inc
  Companies, Inc.

Robert E. Carpenter                                     Charles S. Evans
Partner, Weller and Scott (retired)                     Chairman, Computerware

John R. Motz                                            Robert W. Pitts
Commercial Condominium Management Company               Partner, Pitts and Pitts

Sharon A. Stakes
Executive Vice President, The Business Bank
Executive Vice President, United Financial Banking
  Companies, Inc.

                    UNITED FINANCIAL BANKING COMPANIES, INC.

                              CORPORATE INFORMATION

The Company did not accrue or pay dividends during the years ended December 31, 2001 and 2000.

The Company had 440 shareholders of record as of December 31, 2001.

Below are the high and low bid prices for the common stock for each quarter of 2001 and 2000. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades.

                                       2001                         2000
--------------------------------------------------------------------------------
For the Quarter Ended:             High        Low             High       Low
--------------------------------------------------------------------------------
March 31                         $ 8.63      $ 8.63           $ 5.00      $ 5.00
June 30                          $ 9.25      $ 9.00           $ 8.38      $ 6.75
September 30                     $ 9.10      $ 9.10           $ 7.59      $ 7.59
December 31                      $ 10.25     $10.25           $ 8.50      $ 7.75




                                   FORM 10KSB


For a free copy of the Annual Report on Form 10KSB, shareholders should write to:

Corporate Secretary
United Financial Banking Companies, Inc.
8399 Leesburg Pike
P.O. Box 2459
Vienna, Virginia 22182