Form 10QSB
period 2002-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2002-05-14
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the transition period from                        to
                                --------------------    ----------------------


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


                          Common Stock $1.00 Par Value
                          1,035,349 Shares Outstanding
                              as of March 31, 2002

         Transitional Small Business Disclosure Format: Yes     No  X
                                                            ---    ---

                         Part 1. Financial Information

Item 1:    Financial Statements

      UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
      Consolidated Statements of Income and Comprehensive Income/Results of Operations
      (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                    -----------   -----------
                                                                       2002          2001
                                                                    -----------   -----------
Interest income:
     Interest and fees on loans/leases                              $ 1,170,922   $ 1,297,617
     Interest on investment securities                                   66,658       147,234
     Interest on federal funds sold                                      59,717        33,403
     Interest on interest-bearing deposits                                  178           549
                                                                    -----------   -----------
          Total interest income                                       1,297,475     1,478,803
                                                                    -----------   -----------
Interest expense:
     Interest on deposits                                               411,014       538,840
     Interest on short-term borrowings                                   12,916        35,296
                                                                    -----------   -----------
          Total interest expense                                        423,930       574,136
                                                                    -----------   -----------
          Net interest income                                           873,545       904,667

Provision for loan/lease losses                                          34,800        46,274
                                                                    -----------   -----------
          Net interest income after provision
            for loan/lease losses                                       838,745       858,393
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                                  20,047           194
     Loan servicing and other fees                                       18,930        27,556
     Other income                                                        40,953        44,786
                                                                    -----------   -----------
          Total noninterest income                                       79,930        72,536
                                                                    -----------   -----------
Noninterest expense:
     Salaries                                                           346,937       300,526
     Employee benefits                                                   63,080        61,528
     Occupancy                                                           91,304        89,829
     Furniture and equipment                                             27,761        29,776
     Data processing                                                     42,955        38,730
     Other insurance                                                      7,993         8,149
     Real estate owned holding expense                                    5,812         7,957
     Legal                                                                4,820         4,801
     FDIC insurance                                                       2,787         2,677
     Other expense                                                      112,874       108,000
                                                                    -----------   -----------
          Total noninterest expense                                     706,323       651,973
                                                                    -----------   -----------
          Income (loss) before income taxes                             212,352       278,956
Provision (credit) for income taxes                                      70,477         3,400
                                                                    -----------   -----------
          Net income (loss)                                         $   141,875   $   275,556
                                                                    ===========   ===========
Net income (loss) per common share (Note 3)
     Basic                                                          $      0.14   $      0.28
                                                                    ===========   ===========
     Diluted                                                        $      0.13   $      0.27
                                                                    ===========   ===========

Comprehensive Income (Note 4)
-----------------------------
     Net income                                                     $   141,875   $   275,556
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale securities       (14,138)       42,877
                                                                    -----------   -----------
      Comprehensive income                                          $   127,737   $   318,433
                                                                    ===========   ===========

           UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
                Consolidated Balance Sheets / Financial Condition

                                                                      (Unaudited)       (Audited)
                                                                       March 31,       December 31,
                                                                         2002             2001
                                                                       ---------       ------------
                             Assets
                             ------
Cash and due from banks                                               $  3,195,793    $  2,970,328
Federal funds sold                                                      15,650,000      16,325,000
Interest-bearing deposits in other banks                                    76,446         130,607
Investment Securities:
     Available-for-sale (AFS)                                            3,881,636       3,320,516
     Held-to-maturity (HTM)                                              1,714,708       2,247,459
Loans, net of unearned
income of $116,816 and $113,153                                         59,077,956      58,535,131
     Less:  Allowance for loan/lease losses                             (1,092,144)     (1,057,344)
                                                                      ------------    ------------
          Net loans                                                     57,985,812      57,477,787

Real estate owned held for sale, net                                       561,419         644,407

Premises and equipment, net                                                166,459         176,384

Deferred income taxes                                                    1,752,890       1,752,890

Other assets                                                               507,594         483,858
                                                                      ------------    ------------
        Total assets                                                  $ 85,492,757    $ 85,529,236
                                                                      ============    ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits:
     Demand                                                           $ 20,564,845    $ 19,570,684
     Savings and NOW                                                    13,434,791      11,316,541
     Money market                                                       13,414,504      14,297,094
Time deposits:
    Under $100,000                                                      15,188,731      15,476,230
    $100,000 and over                                                   11,405,013      11,029,723
                                                                      ------------    ------------
           Total deposits                                               74,007,884      71,690,272
                                                                      ------------    ------------


Short-term borrowings                                                         --         2,600,000

Other liabilities                                                          538,735         420,563
                                                                      ------------    ------------
          Total liabilities                                             74,546,619      74,710,835
                                                                      ------------    ------------

Stockholders' Equity:
     Preferred stock of no par value, authorized

     5,000,000 shares, no shares issued                                       --              --
     Common Stock, par value $1; authorized 3,500,000 shares,

       issued 1,035,349 shares at 3/31/02 and 1,035,349 at 12/31/01      1,035,349       1,035,349
     Capital in excess of par value                                     16,197,085      16,197,085
     Retained earnings                                                  (6,278,237)     (6,420,112)

     Unrealized holding gain (loss) - AFS securities                        (8,059)          6,079
                                                                      ------------    ------------

          Total stockholders' equity                                    10,946,138      10,818,401
                                                                      ------------    ------------
        Total liabilities and stockholders' equity                    $ 85,492,757    $ 85,529,236
                                                                      ============    ============

               UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
               (Unaudited)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    March 31, 2002  March 31, 2001
                                                                    --------------  --------------
Cash flows from operating activities:
Net Income .......................................................   $    141,875    $    275,556
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization ....................................         19,389          21,207
  Provision for loan/lease losses ................................         34,800          46,274
  Amortization of investment security discount ...................          2,588           2,261
  Amortization of loan fees and discounts, net ...................         34,753             343
  Net (gain) loss on disposal of equipment .......................           --              --
  Net (gain) loss on sale of other real estate owned .............        (18,584)           (194)
  (Increase) decrease in other assets ............................        (23,736)         82,569
  Increase (decrease) in other liabilities .......................        118,172          58,681
                                                                     ------------    ------------
    Net cash provided by (used in) operating activities ..........        309,257         486,697
                                                                     ------------    ------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries .......................        (30,000)           --
  Principal collected - non-bank subsidiaries ....................            377             489
  Loans and lease originations, net of collections ...............       (547,955)        767,593
  Purchases of securities available-for-sale .....................       (999,063)           --
  Purchases of securities held-to-maturity .......................        (13,800)           --
  Investment made in other real estate owned .....................       (356,706)       (201,000)
  Proceeds received from maturity of securities available-for-sale        435,017       2,195,887
  Proceeds received from maturity of securities held to maturity .        532,751         558,856
  Proceeds from real estate owned ................................        458,278         153,633
  Purchases of premises and equipment ............................         (9,464)         (3,062)
  Proceeds from disposal of equipment ............................           --              --
                                                                     ------------    ------------
    Net cash provided by (used in) investing activities ..........       (530,565)      3,472,396
                                                                     ------------    ------------


Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts ...........      2,229,821      (1,445,710)
  Certificates of deposit sold (matured), net ....................         87,791       1,097,703
  Net change in short-term borrowings ............................     (2,600,000)        414,000
  Proceeds from sale of common stock .............................           --              --
                                                                     ------------    ------------
    Net cash provided by (used in) financing activities ..........       (282,388)         65,993
                                                                     ------------    ------------


Net increase (decrease) in cash and cash equivalents .............       (503,696)      4,025,086
Cash and cash equivalents at beginning of the year ...............     19,425,935       3,590,025
                                                                     ------------    ------------
Cash and cash equivalents at end of the quarter ..................   $ 18,922,239    $  7,615,111
                                                                     ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings ....................   $    436,345    $    588,224
    Income taxes .................................................          1,198          18,806


Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale .............   $    (14,138)   $     42,877
  Increase in foreclosed properties and decrease in loans ........   $       --      $       --

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

   UNITED FINANCIAL BANKING COMPANIES, INC.
   CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
   YIELDS AND RATES
   -----------------------------------------------------------------------------

                                                                       For the Three Months Ended
                                                      March 31, 2002                                March 31, 2001
----------------------------------------------------------------------------------   ---------------------------------------
                                          Average                          Yield/      Average                       Yield/
                                          Balance          Interest         Rate       Balance       Interest         Rate
----------------------------------------------------------------------------------------------------------------------------
                  ASSETS
   Earning assets:
    Loans/Leases:
    Commercial                         $ 41,713,808     $    823,616        8.01%    $37,090,845   $    832,143       9.10%
    Real estate construction              8,322,144          180,832        8.81%      9,485,360        248,964      10.64%
    Real estate mortgage                  5,650,672          112,983        8.11%      7,118,089        166,141       9.47%
    Installment                           2,569,687           53,491        8.44%      2,873,129         50,369       7.11%
                                       ------------     ------------                 -----------    -----------
       Total loans/leases                58,256,311        1,170,922        8.15%     56,567,423      1,297,617       9.30%
                                       ------------     ------------                 -----------    -----------
    Interest-bearing deposits               128,274              178        0.56%         20,234            549      11.00%
    Federal funds sold                   14,782,565           59,717        1.64%      2,478,072         33,403       5.47%
    Investment securities                 5,413,617           66,658        4.99%      9,204,181        147,234       6.49%
                                       ------------     ------------                 -----------    -----------
      Total earning assets               78,580,767        1,297,475        6.70%     68,269,910      1,478,803       8.78%
                                                        ============                                ===========      =====
   Noninterest-earning assets
    Cash and due from banks               3,319,575                                    2,324,338
    Other assets                          2,903,042                                    3,134,286
    Allowance for loan losses/lease      (1,069,306)                                    (989,140)
                                       ------------                                  -----------
        Total assets                   $ 83,734,078                                  $72,739,394
                                       ============                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
   Interest-bearing deposits:

    Savings and NOW accounts             13,393,153           80,865        2.45%      5,414,123         38,383       2.88%
    Money market accounts                13,606,135           60,573        1.81%     13,643,996        115,280       3.43%
    Time:
     Under $100,000                      15,259,023          156,067        4.15%     15,828,329        228,761       5.86%
     $100,000 and over                   11,125,813          113,509        4.14%     11,261,212        156,416       5.63%
                                       ------------     ------------                 -----------    -----------
       Total interest-bearing
         deposits                        53,384,124          411,014        3.12%     46,147,660        538,840       4.74%
   Short-term borrowings                    990,476           12,916        5.29%      2,640,818         35,296       5.42%
                                       ------------     ------------                 -----------    -----------
      Total interest-bearing
        liabilities                      54,374,600          423,930        3.16%     48,788,478        574,136       4.77%
                                                        ============                                ===========
   Non interest-bearing liabilities:
    Demand deposits                      17,902,869                                   14,809,943
    Other liabilities                       538,768                                      557,724
    Stockholders' equity                 10,917,841                                    8,583,249
                                       ------------                                  -----------
       Total liabilities and
          stockholders' equity         $ 83,734,078                                  $72,739,394
                                       ============                                  ===========
   Net interest income                                  $    873,545                               $    904,667
                                                        ============                                ===========
   Net interest margin (1)                                                  4.51%                                     5.37%
                                                                            ====                                     =====
   Net interest spread (2)                                                  3.53%                                     4.01%
                                                                            ====                                     =====
   Fees included in loan income                         $     44,303                               $     42,729
                                                        ============                                ===========


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

A.   Results of Operations for the Three Months Ended March 31, 2002 as Compared
     ---------------------------------------------------------------------------
     to the Three Months Ended March 31, 2001
     ----------------------------------------

General
-------

         The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc.
(UFBC) and its subsidiaries, The Business Bank ("the Bank") and Business Venture Capital, Inc. ("BVCI"), which is presented on a consolidated basis. UFBC reported net income of $141,875 for the three-month period ended March 31, 2002. This compares with net income of $275,556 for the same period of 2001. Basic earnings per share were $.14 for the first three months ended March 31, 2002 compared to $.28 for the first three months of 2001.

         Earnings for the first three months of 2002 reflect the impact of a lower net interest margin. Though comparatively strong at 4.51%, the net interest margin at March 31, 2002 was significantly lower than the March 31, 2001 net interest margin of 5.37%. The 325 basis point decline in the prime interest rate negatively impacted earnings when compared to the first quarter of 2001. Weak loan demand and the provision for federal income tax also negatively impacted earnings for the first three months of 2002. As shown in the Consolidated Average Balances table, average total loans increased $1,688,888 or 2.9% from $56,256,311 at March 31, 2001 to $58,256,311 at March 31, 2002.
Beginning January 1, 2002, the Company began to accrue tax expense as the balance of the deferred tax assets was recorded in 2001. The combination of net interest margin, weak loan demand and tax expense accounted for the $133,681 or 48.5% decline in earnings when comparing March 31, 2002 and 2001.

Net Interest Income
-------------------

         For the three-month period ended March 31, 2002, net interest income decreased $31,122 or 3.4% from $904,667 at March 31, 2001 to $873,545 at March
31, 2002. The numerical change masks the significant impact of the current rate environment. As shown in the Rate Volume Variance Table, the numerical change in net interest income is impacted by both rate and volume. The 325 basis point decline in the prime rate during the past year suppressed interest income on earning assets by $323,098 during the first quarter of 2002. The yield on total earning assets decreased 208 basis points from 8.78% at March 31, 2001 to 6.70% at March 31, 2002 (Consolidated Average Balances table). Lost earnings due to rate were offset by the favorable contribution of the volume of total earning assets (Rate Volume Variance table). At March 31, 2002, average total earning assets increased $10,310,857 or 15.1% when compared to the first three months of March 31, 2001 (Consolidated Average Balances table).

         The rate environment significantly impacts the Bank's, the Company's primary subsidiary net interest income. The prime rate notably impacts the Bank's earnings as approximately one third of the Bank's loan portfolio is tied to prime repricing. The yield on total loans decreased 115 basis points from 9.30% at March 31, 2001 to 8.15% at March 31, 2002. The rate decline resulted in $160,311 of lost earnings in interest and fees on loans during the first three months of 2002 when compared to the first three months of 2001 (Rate Volume Variance table).

         Earnings from federal funds sold were also negatively impacted by rate. At March 31, 2002, the income statement shows that interest on federal funds sold increased $26,314 or 78.8% since March 31, 2001. The Rate Volume Variance table shows that the increase was due to volume and that the Bank lost $139,554 of earnings due to rate.

         The rate environment favorably impacted interest expense which decreased $150,206 or 26.2% from $574,136 at March 31, 2001 to $423,930 at
March 31, 2002 (Consolidated Statements of Income and Comprehensive Income table). $174,286 of the decrease was due to rate (Rate Volume Variance table). The decrease due to rate was slightly offset by an increased volume of interest-bearing deposits. The average volume of interest-bearing deposits increased $7,236,464 or 15.7% during the past year (Consolidated Average Balances table).

         The cost of deposits decreased 162 basis points from 4.74% at March 31, 2001 to 3.12% at March 31, 2002 (Consolidated Average Balances table). The drop was primarily attributable to deposit growth during the lower rate environment of the third and fourth quarters of 2001. The growth of noninterest-bearing or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $3,092,926 or 20.9% from $14,809,943 at March 31, 2001 to $17,902,869 at
March 31, 2002.


Analysis of the Changes in the Components of Net Interest Income
--------------------------------------------------------------------------------

 For the Three Months Ended March 31,                2002 Compared to 2001
                                           -----------------------------------------
                                             Total               Change Due To:
                                            Increase       -------------------------
                                           (Decrease)         Rate           Volume
                                           ---------       ---------       ---------
Interest income:
Loans & lease financing:
  Commercial                               $  (8,527)      $(112,244)      $ 103,717
  Real estate - construction                 (68,132)        (37,601)        (30,531)
  Real estate - mortgage                     (53,158)        (18,907)        (34,251)
  Installment                                  3,122           8,442          (5,320)
                                           ---------       ---------       ---------
    Total loans/leases                      (126,695)       (160,311)         33,616
Interest-bearing deposits                       (371)         (3,302)          2,931
Federal funds sold                            26,314        (139,544)        165,858
Investment securities                        (80,576)        (19,941)        (60,635)
                                           ---------       ---------       ---------
    Total interest income                   (181,328)       (323,098)        141,770
                                           ---------       ---------       ---------

Interest expense:
  Savings and NOW accounts                    42,482         (14,085)         56,567
  Money markets accounts                     (54,707)        (54,387)           (320)
  Time:
    Under $100,000                           (72,694)        (64,466)         (8,228)
    $100,000 and over                        (42,907)        (41,026)         (1,881)
  Short-term borrowings                      (22,380)           (322)        (22,058)
                                           ---------       ---------       ---------
    Total interest expense                  (150,206)       (174,286)         24,080
                                           ---------       ---------       ---------
    Net interest income                    $ (31,122)      $(148,811)      $ 117,689
                                           =========       =========       =========


Provision for Loan Losses
-------------------------

         Provision expense decreased $11,474 or 24.8% from $46,274 at March 31, 2001 to $34,800 at March 31, 2002. The Bank's loan volume was a significant factor in determining the appropriate amount to fund the allowance for loan losses. The allowance for loan losses was funded in anticipation of the projected growth of the Bank's loan portfolio during 2002 through a charge to provision expense.

Noninterest Income
------------------

         Total noninterest income increased $7,394 or 10.2% during the past year. The increase was attributable to net gains on the sale of real estate owned (REO).

Noninterest Expense
-------------------

         Total noninterest expense increased $54,350 or 8.3% during the past year. The increase was primarily attributable to additional staffing for business expansion. Salaries and employee benefits increased $47,963 or 13.3% during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Income Taxes
------------

         During 2002, the Company will accrue tax liability as the balance of the deferred tax benefits was recorded in 2001. The tax liability will accrue at the historic rate of 34.0%. The provision for income taxes increased $67,077 or 1,972.6% from $3,400 at March 31, 2001 to $70,477 at March 31, 2002. During
2001, the Company did not accrue substantial tax liability as it utilized the Company's deferred income tax benefits (the remainder of which were fully recorded as an asset at December 31, 2001). During the first quarter of 2001, $3,400 was accrued for anticipated alternative minimum tax liability.

B.   Financial Condition as of March 31, 2002
     ----------------------------------------
Assets
------

         Total assets decreased $36,479 or 0.4% during the first three months of 2002. The decrease was primarily attributable to the maturity and repayment of the Bank's short-term borrowings. Total deposits increased $2,317,612 or 3.2% from $71,690,272 at December 31, 2001 to $74,007,884 at March 31, 2002. The
increased volume was offset by the $2,600,000 repayment to the Federal Home Loan Bank of Atlanta. Loans increased $542,825 or 0.9% from $58,535,131 at December 31, 001 to $59,077,956 at March 31, 2002. The increase was funded by available liquidity in federal funds sold.

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

         At March 31, 2002 and December 31, 2001, the allowance for loan losses was $1,092,144 or 1.8% and $1,057,344 or 1.8%, respectively, of total loans and leases. Impaired loans for the three-month period ended March 31, 2002 totaled $34,212, of which $10,148 was held by BVCI and $24,064 was held by the Bank. This compares to a balance of $28,367 at December 31, 2001, of which $10,525 was held by BVCI and $17,842 was held by the Bank.

Deferred Tax Asset
------------------

         The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2001. The Company projected income three years forward 2002, 2003 and 2004. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. The amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
----------------------

         Total deposits increased $2,317,612 or 3.2% during the first three months of 2002 when compared to the year ended December 31, 2001. Core deposits, which consist of demand, savings, NOW, money market and certificate of deposits less than $100,000, increased $1,942,690 or 3.2%.

         Stockholders' equity increased $127,737 or 1.2% during the three months ended March 31, 2002 when compared to the year ended December 31, 2001. Earnings primarily accounted for the variance at $141,875 or 1.3%. Unrealized losses on available-for-sale securities slightly decreased stockholders' equity at ($14,138) or (0.1%).

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

         Consolidated average liquid assets were 26.2% of average total assets at March 31, 2002 compared to 16.9% at March 31, 2001 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

         At March 31, 2002, the Bank's investment portfolio consisted of the following:

                                    Available-for-Sale         Held-to-Maturity
U.S. Government Agency                  2,488,808                  1,564,050
Mortgage-backed Securities              1,149,878                    150,658
Equity                                    242,950                       --

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2002, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2001 that management believes would result in the institution not being adequately capitalized.


                                                                     Required for Capital       Required To Be
                                                     Actual           Adequacy Purposes        Well Capitalized
                                           ----------------------    --------------------    ---------------------
                                             Amount        Ratio      Amount       Ratio      Amount        Ratio
------------------------------------------------------------------------------------------------------------------
As of March 31, 2002:
Total capital (to risk-weighted assets)
          Company                          10,235,412      16.30%    5,022,250      8.00%    6,277,813      10.00%
          The Business Bank                 9,119,057      15.05%    4,847,231      8.00%    6,059,039      10.00%
 Tier 1 capital (to risk-weighted
assets)
          Company                           9,446,890      15.05%    2,511,125      4.00%    3,766,688       6.00%
          The Business Bank                 8,357,570      13.79%    2,423,615      4.00%    3,635,423       6.00%
 Tier 1 capital (to average assets)
          Company                           9,446,890      11.28%    3,349,363      4.00%    4,186,704       5.00%
          The Business Bank                 8,357,570      10.24%    3,264,386      4.00%    4,080,483       5.00%

As of March 31, 2001:
 Total capital (to risk-weighted assets)
          Company                           9,056,000      16.37%    4,425,437      8.00%    5,531,796      10.00%
          The Business Bank                 8,015,000      14.85%    4,317,840      8.00%    5,397,300      10.00%
 Tier 1 capital (to risk-weighted
assets)
          Company                           8,361,000      15.11%    2,212,718      4.00%    3,319,078       6.00%
          The Business Bank                 7,327,000      13.58%    2,158,920      4.00%    3,238,380       6.00%
 Tier 1 capital (to average assets)
          Company                           8,361,000      11.49%    2,909,576      4.00%    3,636,970       5.00%
          The Business Bank                 7,327,000      10.28%    2,850,960      4.00%    3,563,700       5.00%

Earnings Per Share
------------------

         The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                        Income             Shares     Per Share
                                                      (Numerator)    (Denominator)     Amount
                                                      -----------    -------------    ----------
Basic Earnings Per Share:

For the three months ended March 31, 2002
     Net Income                                         $ 141,875
       Income available to common stockholders          $ 141,875       1,035,349       $ .14
                                                        =========       =========       =====

For the three months ended March 31, 2001
     Net Income                                         $ 275,556
       Income available to common stockholders          $ 275,556       1,001,499       $ .28
                                                        =========       =========       =====

Diluted Earnings Per Share:

For the three months ended March 31, 2002
     Net Income available to common stockholders        $ 141,875       1,035,349

     Add: Contracts to issue common stock
          Warrants - expire 1/27/07                                           630
          Options - expire 12/31/05 - 6/30/08                              27,843
                                                                        ---------
          Weighted-average diluted shares outstanding                      28,473
     Diluted earnings  per common share:                $ 141,875       1,063,822       $ .13
                                                        =========       =========       =====
For the three months ended March 31, 2001
     Net Income available to common stockholders        $ 275,556       1,001,499

     Add: Contracts to issue common stock
          Warrants - expire 9/30/01                                         4,174
          Warrants - expire 1/27/07                                           261
          Options - expire 12/31/05 - 6/30/08                               5,932
                                                                        ---------
          Weighted-average diluted shares outstanding                      10,367

     Diluted earnings  per common share:                $ 275,556       1,011,866       $ .27
                                                        =========       =========       =====


Contingencies & Commitments
---------------------------

         In the opinion of management, there were no legal matters pending as of March 31, 2002 which would have a material adverse effect on the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4)      None.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(6) On March 29, 2002, United Financial Banking Companies, Inc. reported annual financial performance as of December 31, 2001 on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED FINANCIAL BANKING COMPANIES, INC.


                                      By:         /s/  HAROLD C. RAUNER
                                         -------------------------------------
                                         Harold C. Rauner
                                         President and CEO


                                                 /s/  LISA M. PORTER
                                         -------------------------------------
                                         Lisa M. Porter
                                         Chief Financial Officer

Date:           May 14, 2002
         ---------------------------