Form 10QSB
period 2002-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2002-08-13
CIK 714286

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

___
 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
___   Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

                                       Or

___
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ________________



                           Commission File No. 0-13395

                    UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation                             IRS Employer Identification
                                                          No. 54-1201253

                   8399 Leesburg Pike, Vienna, Virginia 22182
                            Telephone: (703) 734-0070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---
                          Common Stock $1.00 Par Value
                          1,035,999 Shares Outstanding
                               as of June 30, 2002


             Transitional Small Business Disclosure Format: Yes ___  No X
                                                                       ---

                          Part 1. Financial Information

Item 1:    Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income / Results of Operations (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                        ---------------------------     ------------------------------
                                                             2002          2001               2002            2001
                                                        -------------  ------------     -------------     ------------
Interest income:
     Interest and fees on loans/leases                   $ 1,242,254   $ 1,244,516      $   2,413,176     $ 2,542,133
     Interest on investment securities                        69,756       106,491            136,414         253,725
     Interest on federal funds sold                           45,472        82,521            105,189         115,924
     Interest on interest-bearing deposits                     2,620         1,317              2,798           1,866
                                                        ------------  ------------      -------------     -----------
          Total interest income                            1,360,102     1,434,845          2,657,577       2,913,648
                                                        ------------  ------------      -------------     -----------

Interest expense:
     Interest on deposits                                    407,659       513,248            818,673       1,052,088
     Interest on short-term borrowings                         8,441        34,570             21,357          69,866
                                                        ------------  ------------      -------------     -----------
          Total interest expense                             416,100       547,818            840,030       1,121,954
                                                        ------------  ------------      -------------     -----------
          Net interest income                                944,002       887,027          1,817,547       1,791,694
Provision for loan/lease losses                               56,600        43,000             91,400          89,274
                                                        ------------  ------------      -------------     -----------
         Net interest income after provision
         for loan/lease losses                               887,402       844,027          1,726,147       1,702,420
Noninterest income:
     Gain (loss) on sale of real estate
         owned and other earning assets                       14,278         9,212             34,325           9,406
     Loan servicing and other fees                            16,301        14,918             23,704          26,782
     Other income                                             93,004        72,407            145,484         132,885
                                                        ------------  ------------      -------------     -----------
          Total noninterest income                           123,583        96,537            203,513         169,073
                                                        ------------  ------------      -------------     -----------
Noninterest expense:
     Salaries                                                388,797       356,290            735,734         656,816
     Employee benefits                                        70,941        62,317            134,021         123,845
     Occupancy                                                91,464        97,449            182,768         187,278
     Furniture and equipment                                  31,532        27,324             59,293          57,100
     Data processing                                          40,882        42,399             83,837          81,129
     Other insurance                                           8,319         7,064             16,312          15,213
     Real estate owned holding expense                         3,984         8,308              9,796          16,265
     Legal                                                     6,080         5,476             10,900          10,277
     FDIC insurance                                            3,024         2,763              5,811           5,440
     Other expense                                           114,236        93,844            227,110         201,844
                                                        ------------  ------------      -------------     -----------
          Total noninterest expense                          759,259       703,234          1,465,582       1,355,207
                                                        ------------  ------------      -------------     -----------
          Income (loss) before income taxes                  251,726       237,330            464,078         516,286
Provision (credit) for income taxes                           83,888         5,100            154,365           8,500
                                                        ------------  ------------      -------------     -----------
          Net income (loss)                              $   167,838   $   232,230      $     309,713     $   507,786
                                                        ============  ============      =============     ===========

Net income (loss) per common share (Note 3)
     Basic                                               $      0.16   $      0.23      $        0.30     $      0.51
                                                        ============  ============      =============     ===========
     Diluted                                             $      0.15   $      0.23      $        0.29     $      0.50
                                                        ============  ============      =============     ===========


Comprehensive Income (Note 4)
     Net income                                          $   167,838   $   279,604      $     309,713     $   507,786
     Other comprehensive income, net of tax
       Unrealized gains (losses) on available-for-sale        19,760        25,764              5,622          42,877
                                                        ------------  ------------      -------------     -----------
      Comprehensive income                               $   187,598   $   305,368      $     315,335       $ 550,663
                                                        ============  ============      =============     ===========

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
Consolidated Balance Sheets / Financial Condition

                                                                            (Unaudited)             (Audited)
                                                                              June 30,             December 31,
                                 Assets                                         2002                  2001
                                                                            ------------           ------------
Cash and due from banks                                                     $  2,778,596           $  2,970,328
Federal funds sold                                                             6,250,000             16,325,000
Interest-bearing deposits in other banks                                       5,075,794                130,607
Investment Securities:
     Available-for-sale (AFS)                                                  3,555,812              3,320,516
     Held-to-maturity (HTM)                                                    2,310,292              2,247,459
Loans, net of unearned
income of $116,816 and $113,153                                               70,320,638             58,535,131
     Less:  Allowance for loan/lease losses                                   (1,119,099)            (1,057,344)
                                                                            ------------           ------------
          Net loans                                                           69,201,539             57,477,787
Real estate owned held for sale, net                                             503,121                644,407
Premises and equipment, net                                                    1,470,204                176,384
Deferred income taxes                                                          1,752,890              1,752,890
Other assets                                                                     828,225                483,858
                                                                            ------------           ------------
        Total assets                                                        $ 93,726,473           $ 85,529,236
                                                                            ============           ============

                  Liabilities and Stockholders' Equity
Deposits:
     Demand                                                                 $ 18,616,100           $ 19,570,684
     Savings and NOW                                                          13,989,958             11,316,541
     Money market                                                             10,954,556             14,297,094
Time deposits:
    Under $100,000                                                            16,797,422             15,476,230
    $100,000 and over                                                         12,313,137             11,029,723
                                                                            ------------           ------------
           Total deposits                                                     72,671,173             71,690,272
                                                                            ------------           ------------

Escrow payable                                                                 3,547,121                      -
Other liabilities                                                                568,843                420,563
Short-term borrowings                                                          5,800,000              2,600,000
                                                                            ------------           ------------
          Total liabilities                                                   82,587,137             74,710,835
                                                                            ------------           ------------

Stockholders' Equity:
     Preferred stock of no par value, authorized
     5,000,000 shares, no shares issued                                                -                      -
     Common Stock, par value $1; authorized 3,500,000 shares,
       issued 1,035,999 shares at 6/30/02 and 1,035,349 at 12/31/01            1,035,999              1,035,349
     Capital in excess of par value                                           16,202,035             16,197,085
     Retained earnings                                                        (6,110,399)            (6,420,112)
     Unrealized holding gain (loss) - AFS securities                              11,701                  6,079
                                                                            ------------           ------------
          Total stockholders' equity                                          11,139,336             10,818,401
                                                                            ------------           ------------
        Total liabilities and stockholders' equity                          $ 93,726,473           $ 85,529,236
                                                                            ============           ============

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                       Six Months Ended
                                                                                ------------------------------
                                                                                June 30, 2002    June 30, 2001
                                                                                -------------    -------------
Cash flows from operating activities:
Net Income                                                                       $    309,713     $    507,786
Adjustment to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Depreciation & amortization                                                          38,885           40,601
  Provision for loan/lease losses                                                      91,400           89,274
  Amortization of investment security discount                                          4,924            4,017
  Amortization of loan fees and discounts, net                                         58,265           14,057
  Net (gain) loss on sale of other real estate owned                                  (32,550)          (9,406)
  (Increase) decrease in other assets                                                (344,367)         148,996
  Increase (decrease) in other liabilities                                          3,691,404          (74,417)
                                                                                -------------    -------------
    Net cash provided by (used in) operating activities                             3,817,674          720,908
                                                                                -------------    -------------

Cash flows from investing activities:
  Loans originated - non-bank subsidiaries                                           (118,250)               -
  Principal collected - non-bank subsidiaries                                             915            1,465
  Loans and lease originations, net of collections                                (11,756,082)      (3,242,927)
  Purchases of securities available-for-sale                                         (999,063)      (1,111,795)
  Purchases of securities held-to-maturity                                         (1,455,851)      (1,329,063)
  Investment made in other real estate owned                                         (619,083)        (293,675)
  Proceeds received from maturity of securities available-for-sale                    763,806        4,422,107
  Proceeds received from maturity of securities held to maturity                    1,393,677        1,161,897
  Proceeds from real estate owned                                                     792,919          564,095
  Purchases of premises and equipment                                              (1,332,705)          (3,062)
                                                                                -------------    -------------
    Net cash provided by (used in) investing activities                           (13,329,717)         169,042
                                                                                -------------    -------------

Cash flow from financing activities:
  Net increase (decrease) in demand deposits, savings
      accounts, NOW accounts and money market accounts                             (1,623,705)       2,429,051
  Certificates of deposit sold (matured), net                                       2,604,606         (409,687)
  Net change in short-term borrowings                                               3,203,997          414,000
  Proceeds from sale of common stock                                                    5,600                -
                                                                                -------------    -------------
    Net cash provided by (used in) financing activities                             4,190,498        2,433,364
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                               (5,321,545)       3,323,314
Cash and cash equivalents at beginning of the year                                 19,425,935        3,590,025
                                                                                -------------    -------------
Cash and cash equivalents at end of the quarter                                  $ 14,104,390     $  6,913,339
                                                                                =============    =============

Supplemental disclosures of cash flow information:
  Cash paid during the years for:
    Interest on deposits and other borrowings                                    $    848,522     $  1,096,228
    Income taxes                                                                        5,527           23,506

Non-Cash Items:
  Effect on stockholders' equity of an unrealized gain (loss)
    on debt and equity securities available-for-sale                             $      5,622     $     38,030
  Increase in foreclosed properties and decrease in loans                        $          -     $          -

                   Notes to Consolidated Financial Statements

Note 1 - The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    -------------------------------------------------------
    UNITED FINANCIAL BANKING COMPANIES, INC.
    CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
    YIELDS AND RATES
    -------------------------------------------------------

                                                               For the Six Months Ended
                                                    June 30, 2002                    June 30, 2001
--------------------------------------------------------------------------------------------------------------------------
                                             Average                    Yield/           Average                    Yield/
                                             Balance         Interest    Rate            Balance         Interest    Rate
--------------------------------------------------------------------------------------------------------------------------
                 ASSETS
    Earning assets:
     Loans/Leases:
     Commercial                            $43,661,297      $1,712,750   7.91%         $37,262,237     $ 1,650,221   8.93%
     Real estate construction                8,036,000         344,225   8.64%           9,575,812         482,948  10.17%
     Real estate mortgage                    5,607,851         218,891   7.87%           6,242,889         271,734   8.78%
     Installment                             3,367,287         137,310   8.22%           3,047,946         137,230   9.08%
                                        ---------------  --------------              --------------  --------------
        Total loans/leases                  60,672,435       2,413,176   8.02%          56,128,884       2,542,133   9.13%
                                        ---------------  --------------              --------------  --------------

    Interest-bearing deposits                  241,189           2,798   2.34%              63,073           1,866   5.97%
    Federal funds sold                      12,768,685         105,189   1.66%           5,015,664         115,924   4.66%
    Investment securities  (1)               5,611,162         136,414   4.90%           7,997,014         253,725   6.40%
                                        ---------------  --------------              --------------  --------------
       Total earning assets                 79,293,471       2,657,577   6.76%          69,204,635       2,913,648   8.49%
                                        ===============  ==============                              ==============

    Noninterest-earning assets
     Cash and due from banks                 3,207,176                                   2,477,583
     Other assets                            3,125,475                                   2,975,563
     Allowance for loan losses/lease        (1,090,534)                                   (994,292)
                                        ---------------                              --------------
         Total assets                      $84,535,588                                 $73,663,489
                                        ===============                              ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing liabilities:
    Interest-bearing deposits:
     Savings and NOW accounts               13,586,872         167,724   2.49%           5,345,389          72,246   2.73%
     Money market accounts                  13,076,636         111,771   1.72%          14,032,889         222,242   3.19%
     Time:
      Under $100,000                        15,699,205         315,291   4.05%          15,712,451         451,941   5.80%
      $100,000 and over                     11,500,172         223,887   3.93%          11,075,700         305,659   5.57%
                                        ---------------  --------------              --------------  --------------
        Total interest-bearing
          deposits                          53,862,885         818,673   3.07%          46,166,429       1,052,088   4.60%
    Short-term borrowings                      932,843          21,357   4.62%           2,620,409          69,866   5.38%
                                        ---------------  --------------              --------------  --------------
       Total interest-bearing
         liabilities                        54,795,728         840,030   3.09%          48,786,838       1,121,954   4.64%
                                        ===============  ==============                              ==============
    Non interest-bearing liabilities:
     Demand deposits                        17,571,701                                  15,570,046
     Other liabilities                       1,180,272                                     510,159
     Stockholders' equity                   10,987,887                                   8,796,446
                                        ---------------                              --------------
        Total liabilities and
           stockholders' equity            $84,535,588                                 $73,663,489
                                        ===============                              ==============
    Net interest income                                    $ 1,817,547                                 $ 1,791,694
                                                         ==============                              ==============

    Net interest margin (2)                                              4.62%                                       5.22%
                                                                       ========                                    =======
    Net interest spread (3)                                              3.67%                                       3.85%
                                                                       ========                                    =======

    Fees included in loan income                              $ 85,521                                    $ 89,741
                                                         ==============                              ==============
    Taxable equivalent adjustment                                  $ -                                         $ -
                                                         ==============                              ==============

        Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.
    (1) Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of shareholders' equity.
    (2) Net interest income divided by total earning assets.
    (3) Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

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

A. Results of Operations for the Six Months Ended June 30, 2002 as Compared to the Six Months Ended June 30, 2001

General
      The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. ("UFBC") and its subsidiaries, The Business Bank ("the Bank") and Business Venture Capital Incorporated ("BVCI"), which is presented on a consolidated basis. UFBC reported net income of $309,713 for the six-month period ended June 30, 2002. This compares with net income of $507,786 for the same period of 2001. Basic earnings per share were $.30 for the first six months ended June 30, 2002 compared to $.51 for the first six months of 2001.

      Net income declined $198,073 when comparing the first six months of 2002 to the first six months of 2001. The provision for federal income tax accounted for 77.9% of the $198,073 decline in net income when comparing June 30, 2002 and 2001. Beginning January 1, 2002, the Company began to accrue tax expense as the balance of the Company's deferred tax assets was recorded in 2001. The provision for federal income tax negatively impacted earnings by $154,365 during the first six months of 2002. Increased overhead also contributed to the decline.

Net Interest Income
      For the six-month period ended June 30, 2002, net interest income increased $25,853 or 1.4% from $1,791,694 at June 30, 2001 to $1,817,547 at June
30, 2002 (Consolidated Statements of Income and Comprehensive Income table). The numerical change masks the impact of the current rate environment as shown in the decreased net interest margin. The net interest margin of 4.62% at June 30, 2002 was notably less than the June 30, 2001 net interest margin of 5.22% (Consolidated Average Balances table). The 200 basis point decline in the prime interest rate over the past year significantly contributed to the decline in the net interest margin. However, an increased volume of earning assets and repriced liabilities during the second quarter of 2002 helped offset the decreased net interest margin and contributed to the increased net interest income at June 30, 2002.

      As shown in the Rate Volume Variance Table, net interest income is impacted by both rate and volume. The 200 basis point decline in the prime rate during the past year suppressed interest income on earning assets by $557,305 during the first six months of 2002 when compared to 2001. The yield on total earning assets decreased 173 basis points from 8.49% at June 30, 2001 to 6.76% at June 30, 2002 (Consolidated Average Balances table). However, lost earnings due to rate were offset by the favorable contribution of the volume of total earning assets (Rate Volume Variance table). At June 30, 2002, average total earning assets increased $10,088,836 or 14.6% when compared to the first six months of June 30, 2001 (Consolidated Average Balances table). The increased volume of earning assets contributed $301,234 to earnings when comparing the six month periods ended June 30, 2002 and 2001 (Rate Volume Variance table). The combination of rate and volume resulted in a decrease of $256,071 in interest income (or earning assets) from $2,913,648 at June 30, 2001 to $2,657,577 at June 20, 2002.

         The rate environment favorably impacted interest expense which decreased $281,924 or 25.1% from $1,121,954 at June 30, 2001 to $840,030 at June
30, 2002 (Consolidated Statements of Income and Comprehensive Income table). $344,507 of the decrease was due to rate (Rate Volume Variance table). The decrease due to rate was offset by an increased volume of interest-bearing liabilities. The average volume of interest-bearing liabilities increased $6,008,890 or 12.3% during the past year (Consolidated Average Balances table). The volume increase added $62,583 of expense during the first six months of 2002 (Rate Volume Variance table).

         The cost of interest-bearing liabilities decreased 155 basis points from 4.64% at June 30, 2001 to 3.09% at June 30, 2002 (Consolidated Average Balances table). The drop was primarily attributable to deposits repricing during the lower rate environment. The growth of noninterest-bearing or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $2,001,655 or 12.9% from $15,570,046 at June 30, 2001 to $17,571,701 at June 30,
2002.

       Analysis of the Changes in the Components of Net Interest Income (Rate Volume Variance)
      --------------------------------------------------------------------------------------------------------

       For the Six Months Ended June 30,                                2002 Compared to 2001
                                                    ----------------------------------------------------------

                                                           Total                     Change Due To:
                                                                           ---------------------------------
                                                         Increase
                                                        (Decrease)             Rate              Volume
                                                  ---------------------    ---------------    --------------
       Interest income:
       Loans & lease financing:
         Commercial                                 $         62,529       $     (220,864)    $      283,393
         Real estate - construction                         (138,723)             (61,064)           (77,659)
         Real estate - mortgage                              (52,843)             (25,202)           (27,641)
         Installment                                              80              (14,298)            14,378
                                                    -----------------      ---------------    ---------------
           Total loans/leases                               (128,957)            (321,428)           192,471
       Interest-bearing deposits                                 932               (4,338)             5,270
       Federal funds sold                                    (10,735)            (189,926)           179,191
       Investment securities                                (117,311)             (41,614)           (75,697)
                                                    -----------------      ---------------    ---------------
           Total interest income                            (256,071)            (557,305)           301,234
                                                    -----------------      ---------------    ---------------

       Interest expense:
         Savings and NOW accounts                             95,478              (15,910)           111,388
         Money markets accounts                             (110,471)             (95,327)           (15,144)
         Time:
           Under $100,000                                   (136,650)            (136,269)              (381)
           $100,000 and over                                 (81,772)             (93,486)            11,714
         Short-term borrowings                               (48,509)              (3,515)           (44,994)
                                                    -----------------      ---------------    ---------------
           Total interest expense                           (281,924)            (344,507)            62,583
                                                    -----------------      ---------------    ---------------
           Net interest income                      $         25,853       $     (212,798)    $      238,651
                                                    =================      ===============    ===============

Provision for Loan Losses
         Provision expense increased $2,126 or 2.4% from $89,274 at June 30, 2001 to $91,400 at June 30, 2002. The Bank's loan volume, composition and inherent risks were factors in determining the appropriate amount to fund the allowance for loan losses. The allowance for loan losses was funded through a charge to provision expense.

Noninterest Income
         Total noninterest income increased $34,440 or 20.4% during the past year. The increase was primarily attributable to net gains on the sale of real estate owned (REO).

Noninterest Expense
         Total noninterest expense increased $110,375 or 8.1% during the past year. The increase was primarily attributable to additional staffing for business expansion. Salaries and employee benefits increased $89,094 or 11.4% during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Income Taxes
         During 2002, the Company will accrue tax liability as the balance of the deferred tax benefits was recorded in 2001. The tax liability will accrue at the historic rate of 34.0%. The provision for income taxes increased $145,865 or 1,716.1% from $8,500 at June 30, 2001 to $154,365 at June 30, 2002. During 2001,
the Company did not accrue substantial tax liability as it utilized the Company's deferred income tax benefits (the remainder of which were fully recorded as an asset at December 31, 2001). During the first six months of 2001, $8,500 was accrued for anticipated alternative minimum tax liability.

B. Financial Condition as of June 30, 2002

General
         During the second quarter of 2002, two Company affiliates commenced operations. United Title LLC commenced operations on March 13, 2002 and is a subsidiary of Business Venture Capital Incorporated. It is a title company that primarily services the Company's bank subsidiary. United Facilities LLC is a subsidiary of United Financial Banking Companies, Inc. and commenced operations on June 4, 2002. United Facilities LLC was formed to purchase and to hold premises for the Bank. On June 12, 2002, United Facilities LLC purchased a building in Reston, Virginia. The building will serve as the Bank's second branch location. Branch operations are expected to commence in September 2002.

Assets
         Total assets increased $8,197,237 or 9.6% during the first six months of 2002. The increase was attributable to the Bank's short-term borrowings, escrow balances held by United Title LLC and an increased volume of deposits. The increased volume of liabilities were invested in loans, interest-bearing deposits and premises and equipment.

Investments Loans
During June 2002, the Bank borrowed $5,000,000 from the Federal Home Loan Bank of Atlanta. The borrowings were then invested in an interest-bearing account at the Federal Home Loan Bank of Atlanta and accounts for the increase in interest-bearing deposits in other banks. The funds were invested short-term in anticipation of reallocation for loan growth. Loans increased $11,785,507 or 20.1% from $58,535,131 at December 31, 2001 to $70,320,638 at June 30, 2002. The
increase was funded by available liquidity in federal funds sold and increased liabilities.

Allowance for Loan Losses
         The allowance for loan/lease losses is maintained at a level, which in management's judgment, is adequate to absorb credit losses inherent in the existing loan/lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan/lease portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan/lease losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan/lease losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan/lease losses.

         At June 30, 2002 and December 31, 2001, the allowance for loan losses was $1,119,099 or 1.6% and $1,057,344 or 1.8%, respectively, of total loans and leases. Impaired loans for the six-month period ended June 30, 2002 totaled $98,544, of which $9,610 was held by BVCI and $88,934 was held by the Bank. This compares to a balance of $28,367 at December 31, 2001, of which $10,525 was held by BVCI and $17,842 was held by the Bank. During the six month periods ended June 30, 2002 and 2001, the Company charged off $29,644 and $91,661, respectively.

Premises and Equipment
         United Facilities LLC purchased a building in Reston, Virginia for $1,300,000. The building will be used as a Bank branch location and is expected to begin operations in September 2002.

Deferred Tax Asset
         The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2001. The Company projected income three years forward 2002, 2003 and 2004. A discount was applied to each year's income projection in consideration for unknown variables. Other factors such as the Company's historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company's income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. The amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
         Total deposits increased $980,901 or 1.4% from $71,690,272 at December 31, 2001 to $72,671,173 at June 30, 2002. At June 30, 2002, United Title LLC
held escrow balances due of $3,547,121 in the normal course of business. Short-term borrowings increased $3,200,000 or 123.1% during the first six months of 2002. The $2,600,000 of short-term borrowings held at December 31, 2001 were repaid during February 2002. $5,000,000 was borrowed during June in anticipation of loan growth. United Facilities LLC borrowed $800,000 to purchase the building in Reston, Virginia.

         Stockholders' equity increased $320,935 or 2.9% during the six months ended June 30, 2002 when compared to the year ended December 31, 2001. Earnings primarily accounted for the variance at $309,713. During the second quarter of 2002, options to purchase 650 shares of common stock pursuant to the employee's Executive Stock Plan were exercised. The purchase also contributed to the increase in stockholders' equity.

Liquidity and Investment

         UFBC's operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC's continuing operational needs.

         Consolidated average liquid assets were 25.9% of average total assets at June 30, 2002 compared to 21.2% at June 30, 2001 (Consolidated Average Balances table). The Company's liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

         At June 30, 2002, the Bank's investment portfolio consisted of the following:

                                 Available-for-Sale          Held-to-Maturity

U.S. Government Agency               2,299,088                   2,176,724
Mortgage-backed Securities           1,013,774                     133,568
Equity                                 242,950                          --

Capital Requirements

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2002, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2001 that management believes would result in the institution not being adequately capitalized.

                                                                             Required for Capital               Required To Be
                                                    Actual                      Adequacy Purposes              Well Capitalized
                                          -----------------------------   ---------------------------    ---------------------------
                                               Amount           Ratio          Amount         Ratio           Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of June 30, 2002:

 Total capital (to risk-weighted assets)
          Company                            10,478,956         15.31%       5,474,388         8.00%        6,842,985        10.00%
          The Business Bank                   9,441,205         14.44%       5,231,488         8.00%        6,539,361        10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                             9,620,327         14.06%       2,737,194         4.00%        4,105,791         6.00%
          The Business Bank                   8,620,086         13.18%       2,615,744         4.00%        3,923,616         6.00%
 Tier 1 capital (to average assets)
          Company                             9,620,327         11.27%       3,413,484         4.00%        4,266,855         5.00%
          The Business Bank                   8,620,086         10.48%       3,289,911         4.00%        4,112,388         5.00%

As of June 30, 2001:
 Total capital (to risk-weighted assets)
          Company                             9,338,351         15.72%       4,753,034         8.00%        5,941,292        10.00%
          The Business Bank                   8,285,855         14.20%       4,668,596         8.00%        5,835,744        10.00%
 Tier 1 capital (to risk-weighted assets)
          Company                             8,592,870         14.46%       2,376,517         4.00%        3,564,775         6.00%
          The Business Bank                   7,553,823         12.94%       2,334,298         4.00%        3,501,447         6.00%
 Tier 1 capital (to average assets)
          Company                             8,592,870         11.67%       2,946,540         4.00%        3,683,174         5.00%
          The Business Bank                   7,553,823         10.33%       2,924,331         4.00%        3,655,414         5.00%

Earnings Per Share
     The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

                                                                      Income           Shares          Per Share
                                                                    (Numerator)     (Denominator)       Amount
                                                                   -----------      ------------     -----------
Basic Earnings Per Share:

For the six months ended June 30, 2002
              Net Income                                           $  309,713

                 Income available to common stockholders           $  309,713          1,035,557     $      .30
                                                                   ===========      ============     ==========

For the six months ended June 30, 2001
              Net Income                                           $  507,786

                 Income available to common stockholders           $  507,786          1,001,499     $      .51
                                                                   ===========      ============     ==========

Diluted Earnings Per Share:

For the six months ended June 30, 2002
              Net Income available to common stockholders          $  309,713          1,035,557

              Add:  Contracts to issue common stock
                    Warrants - expire   1/27/07                                              909
                    Options - expire 12/31/05 - 6/30/08                                   48,418
                                                                                    ------------
                    Weighted-average diluted shares outstanding                           49,327

              Diluted earnings per common share:                   $  309,713          1,084,884     $      .29
                                                                   ===========      ============     ==========

For the six months ended June 30, 2001
              Net Income available to common stockholders          $  507,786          1,001,499

              Add:  Contracts to issue common stock
                    Warrants - expire   9/30/01                                            6,054
                    Warrants - expire   1/27/07                                              378
                    Options - expire 12/31/05 - 6/30/08                                    8,999
                                                                                    ------------
                    Weighted-average diluted shares outstanding                           15,431

              Diluted earnings per common share:                   $  507,786          1,016,930     $      .50
                                                                   ===========      ============     ==========

Contingencies & Commitments
               In the opinion of management, there were no legal matters pending as of June 30, 2002 which would have a material adverse effect on the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (4) At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 7, 2002, the shareholders elected Dennis I. Meyer, Sharon A. Stakes and Jeffery T. Valcourt to serve as Class Three directors until the 2005 Annual Meeting of Shareholders. The vote was as follows:

                    Nominees:                        Votes For          Withheld            Votes Cast
                                                     ----------         --------            ----------
                    Class 3  Directors
                    ------------------
                    Dennis I. Meyer                       942,246              81               942,327
                                                       -------------     --------------      -------------
                    Sharon A. Stakes                      942,235              92               942,327
                                                       -------------     --------------      -------------
                    Jeffery T. Valcourt                   942,246              81               942,327
                                                       -------------     --------------      -------------

              Previously, Mr. Edward Pechan and Mr. Harold Rauner were elected by Shareholders to serve as Class Two directors until the 2004 Annual Meeting of Shareholders. Mr. Manuel Fernandez and Mr. William McCormick were elected by Shareholders to serve as Class One directors until the 2003 Annual Meeting of Shareholders. The three classes of directors constitute the Board of Directors.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits
              99 (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
              99 (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

              Reports on Form 8-K
              None.

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

Date:   August 13, 2002
     --------------------