Form 10QSB
period 2002-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2002-11-14
CIK 714286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	No. 54-1201253
IRS Employer Identification

8399 Leesburg Pike, Vienna, Virginia 22182
Telephone: (703) 734-0070

Common Stock $1.00 Par Value
1,035,999 Shares Outstanding
as of September 30, 2002

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Part 1.    Financial Information

Item 1:    Financial Statements

        UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
        Consolidated Statements of Income and Comprehensive Income / Results of Operations
        (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans/leases	$1,382,649	$1,320,935	$3,795,825	$3,863,068
Interest on investment securities	61,481	99,277	197,895	353,002
Interest on federal funds sold	36,934	44,698	142,123	160,622
Interest on interest-bearing deposits	6,446	521	9,244	2,387

Total interest income	1,487,510	1,465,431	4,145,087	4,379,079

Interest expense:
Interest on deposits	416,874	508,391	1,235,547	1,560,479
Interest on short-term borrowings	60,824	34,950	82,181	104,816

Total interest expense	477,698	543,341	1,317,728	1,665,295

Net interest income	1,009,812	922,090	2,827,359	2,713,784
Provision for loan/lease losses	62,400	46,000	153,800	135,274

Net interest income after provision for loan/lease losses	947,412	876,090	2,673,559	2,578,510
Noninterest income:
Gain (loss) on sale of real estate owned and other earning assets	54,457	(20,880)	88,782	(11,474)
Loan servicing and other fees	16,820	17,231	40,524	69,174
Other income	93,032	75,770	238,516	183,494

Total noninterest income	164,309	72,121	367,822	241,194

Noninterest expense:
Salaries	387,213	301,593	1,122,947	958,409
Employee benefits	62,204	55,925	196,225	179,770
Occupancy	99,922	91,849	282,690	279,127
Furniture and equipment	33,804	30,945	93,097	88,045
Data processing	42,129	39,125	125,966	120,254
Other insurance	9,047	6,796	25,359	22,009
Real estate owned holding expense	4,233	3,998	14,029	20,263
Legal	8,450	4,500	19,350	14,777
FDIC insurance	3,040	2,715	8,851	8,155
Other expense	128,079	114,984	355,189	316,828

Total noninterest expense	778,121	652,430	2,243,703	2,007,637

Income (loss) before income taxes	333,600	295,781	797,678	812,067
Provision (credit) for income taxes	116,846	5,100	271,211	13,600

Net income (loss)	$216,754	$290,681	$526,467	$798,467

Net income (loss) per common share (Note 3)
Basic	$0.21	$0.29	$0.51	$0.80

Diluted	$0.20	$0.29	$0.48	$0.79

Comprehensive Income (Note 4)
Net income	$216,754	$290,681	$526,467	$798,467
Other comprehensive income, net of tax Unrealized gains (losses) on available-for-sale securities	18,516	1,140	24,138	38,350

Comprehensive income	$235,270	$291,821	$550,605	$836,817

        UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES
        Consolidated Balance Sheets / Financial Condition

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,838,250	$2,970,328
Federal funds sold	14,175,000	16,325,000
Interest-bearing deposits in other banks	968,936	130,607
Investment Securities:
Available-for-sale (AFS)	3,345,790	3,320,516
Held-to-maturity (HTM)	1,780,977	2,247,459
Loans, net of unearned income of $203,452 and $113,153	71,440,932	58,535,131
Less: Allowance for loan/lease losses	(1,186,264)	(1,057,344)

Net loans	70,254,668	57,477,787
Real estate owned held for sale, net	611,341	644,407
Premises and equipment, net	1,560,160	176,384
Deferred income taxes	1,752,890	1,752,890
Other assets	853,729	483,858

Total assets	$101,141,741	$85,529,236

Liabilities and Stockholders’ Equity
Deposits:
Demand	$25,146,696	$19,570,684
Savings and NOW	18,194,749	11,316,541
Money market	10,745,140	14,297,094
Time deposits:
Under $100,000	17,283,893	15,476,230
$100,000 and over	11,188,315	11,029,723

Total deposits	82,558,793	71,690,272

Escrow payable	613,674	—
Other liabilities	797,744	420,563
Short-term borrowings	5,796,924	2,600,000

Total liabilities	89,767,135	74,710,835

Stockholders’ Equity:
Preferred stock of no par value, authorized 5,000,000 shares, no shares issued	—	—
Common Stock, par value $1; authorized 3,500,000 shares, issued 1,035,999 shares at 9/30/02 and 1,035,349 at 12/31/01	1,035,999	1,035,349
Capital in excess of par value	16,202,035	16,197,085
Retained earnings	(5,893,645)	(6,420,112)
Unrealized holding gain (loss) – AFS securities	30,217	6,079

Total stockholders’ equity	11,374,606	10,818,401

Total liabilities and stockholders’ equity	$101,141,741	$85,529,236

        UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows
        (Unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net Income	$526,467	$798,467
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	56,824	59,226
Provision for loan/lease losses	153,800	135,274
Amortization of investment security discount	7,771	7,920
Amortization of loan fees and discounts, net	100,782	8,764
Net (gain) loss on sale of other real estate owned	(88,783)	11,473
(Increase) decrease in other assets	(369,871)	144,119
Increase (decrease) in other liabilities	990,855	(81,788)

Net cash provided by (used in) operating activities	1,377,845	1,083,455

Cash flows from investing activities:
Loans purchased - non-bank subsidiaries	(118,250)	—
Principal collected - non-bank subsidiaries	119,437	1,857
Loans and lease originations, net of collections	(13,032,650)	(4,183,404)
Purchases of securities available-for-sale	(1,068,863)	(1,111,795)
Purchases of securities held-to-maturity	(1,955,851)	(1,829,063)
Investment made in other real estate owned	(1,447,713)	(1,161,113)
Proceeds received from maturity of securities available-for-sale	1,059,412	5,244,527
Proceeds received from maturity of securities held to maturity	2,422,877	1,280,567
Proceeds from real estate owned	1,569,562	1,637,919
Purchases of premises and equipment	(1,440,600)	(3,062)

Net cash provided by (used in) investing activities	(13,892,639)	(123,567)

Cash flow from financing activities:
Net increase (decrease) in demand deposits, savings accounts, NOW accounts and money market accounts	8,902,266	2,764,314
Certificates of deposit sold (matured), net	1,966,255	760,480
Net change in short-term borrowings	3,196,924	414,000
Proceeds from sale of common stock	5,600	255,125

Net cash provided by (used in) financing activities	14,071,045	4,193,919

Net increase (decrease) in cash and cash equivalents	1,556,251	5,153,807
Cash and cash equivalents at beginning of the year	19,425,935	3,590,025

Cash and cash equivalents at end of the quarter	$20,982,186	$8,743,832

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest on deposits and other borrowings	$1,332,696	$1,708,064
Income taxes	9,856	28,206
Non-Cash Items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$24,138	$38,350
Increase in foreclosed properties and decrease in loans	$—	$—

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

Note 4 -
On January 1, 1998, United Financial Banking Companies, Inc. adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). Under SFAS 130, each company is required to present a “Statement of Comprehensive Income”. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources such as foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

UNITED FINANCIAL BANKING COMPANIES, INC. CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/ YIELDS AND RATES

	For the Nine Months Ended
	September 30, 2002			September 30, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans/Leases:
Commercial	$46,542,044	$2,706,803	7.78%	$38,569,377	$2,538,357	8.80%
Real estate construction	8,547,438	549,877	8.60%	9,741,424	728,307	10.00%
Real estate mortgage	5,571,248	319,154	7.66%	6,004,210	407,319	9.07%
Installment	3,347,817	219,991	8.79%	3,152,819	189,085	8.02%

Total loans/leases	64,008,547	3,795,825	7.93%	57,467,830	3,863,068	8.99%

Interest-bearing deposits	653,331	9,244	1.89%	97,622	2,387	3.27%
Federal funds sold	11,426,339	142,123	1.66%	5,115,726	160,622	4.20%
Investment securities (1)	5,537,721	197,895	4.78%	7,728,937	353,002	6.11%

Total earning assets	81,625,938	4,145,087	6.79%	70,410,115	4,379,079	8.32%

Noninterest-earning assets
Cash and due from banks	3,224,026			2,518,052
Other assets	3,651,708			2,825,722
Allowance for loan losses/lease	(1,177,902)			(999,790)

Total assets	$87,323,770			$74,754,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$14,373,019	273,078	2.54%	5,431,340	106,750	2.63%
Money market accounts	12,219,038	156,235	1.71%	14,509,021	334,180	3.08%
Time:
Under $100,000	16,185,129	476,475	3.94%	15,881,477	673,687	5.67%
$100,000 and over	11,543,311	329,759	3.82%	10,903,870	445,862	5.47%

Total interest-bearing deposits	54,320,497	1,235,547	3.04%	46,725,708	1,560,479	4.60%
Short-term borrowings	2,554,546	82,181	4.30%	2,613,606	104,816	5.36%

Total interest-bearing liabilities	56,875,043	1,317,728	3.10%	49,339,314	1,665,295	4.51%

Non interest-bearing liabilities:
Demand deposits	18,188,510			15,939,248
Other liabilities	1,171,258			497,043
Stockholders’ equity	11,088,959			8,978,494

Total liabilities and stockholders’ equity	$87,323,770			$74,754,099

Net interest income		$2,827,359			$2,713,784

Net interest margin (1)			4.63%			5.15%

Net interest spread (2)			3.69%			3.80%

Fees included in loan income		$174,863			$145,839

Taxable equivalent adjustment		$—			$—

    Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.
(1)
Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of shareholders’ equity.

(2)	Net interest income divided by total earning assets.
(3)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements. This discussion and other sections of this report contain forward looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and assumptions regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not conducive to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein.

A.	Results of Operations for the Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001

General
The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”) and Business Venture Capital Incorporated (“BVCI”), which is presented on a consolidated basis. UFBC reported net income of $526,467 for the nine-month period ended September 30, 2002. This compares with net income of $798,467 for the same period of 2001. Basic earnings per share were $.51 for the first nine months ended September 30, 2002 compared to $.80 for the first nine months of 2001.

Net income declined $272,000 when comparing the first nine months of 2002 to the first nine months of 2001. The provision for federal income tax accounted for 99.7% of the $272,000 decline in net income when comparing September 30, 2002 and 2001. Beginning January 1, 2002, the Company began to accrue tax expense as the balance of the Company’s deferred tax assets was recorded in 2001. Increased overhead also contributed to the decline.

Net Interest Income
For the nine-month period ended September 30, 2002, net interest income increased $113,575 or 13.7% from $2,713,784 at September 30, 2001 to $2,827,359 at September 30, 2002 (Consolidated Statements of Income and Comprehensive Income table). The numerical change masks the impact of the current rate environment as shown in the decreased net interest margin. The net interest margin of 4.63% at September 30, 2002 was notably less than the September 30, 2001 net interest margin of 5.15% (Consolidated Average Balances table). The decreases in the prime interest rate during 2001 significantly contributed to the decline in the net interest margin. However, an increased volume of earning assets and repriced liabilities helped offset the decreased net interest margin and contributed to the increased net interest income at September 30, 2002.

As shown in the Rate Volume Variance Table, net interest income is impacted by both rate and volume. The 2001 decreases in the prime rate suppressed interest income on earning assets by $763,399 during the first nine months of 2002 when compared to 2001. The yield on total earning assets decreased 153 basis points from 8.32% at September 30, 2001 to 6.79% at September 30, 2002 (Consolidated Average Balances table). However, earnings lost due to rate were mitigated by the favorable contribution of the volume of total earning assets (Rate Volume Variance table). At September 30, 2002, average total earning assets increased $6,540,717 or 11.4% when compared to the first nine months of September 30, 2001 (Consolidated Average Balances table). The increased volume of earning assets contributed $529,407 to earnings when comparing the nine month periods ended September 30, 2002 and 2001 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in a decrease of $233,992 in interest income (or earning assets) from $4,379,079 at September 30, 2001 to $4,145,087 at September 30, 2002.

The rate environment favorably impacted interest expense which decreased $347,567 or 20.9% from $1,665,295 at September 30, 2001 to $1,317,728 at September 30, 2002 (Consolidated Statements of Income and Comprehensive Income table). $507,226 of the decrease was due to rate (Rate Volume Variance table). The decrease due to rate was offset by an increased volume of interest-bearing liabilities. The average volume of interest-bearing liabilities increased $7,594,789 or 16.2% during the past year (Consolidated Average Balances table). The volume increase added $159,659 of expense during the first nine months of 2002 (Rate Volume Variance table).

The cost of interest-bearing liabilities decreased 141 basis points from 4.51% at September 30, 2001 to 3.10% at September 30, 2002 (Consolidated Average Balances table). The drop was primarily attributable to deposits repricing during the lower rate environment. The growth of noninterest-bearing

Analysis of the Changes in the Components of Net Interest Income (Rate Volume Variance)

	For the Nine Months Ended September 30,
	2002 Compared to 2001
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans & lease financing:
Commercial	$168,446	$(356,257)	$524,703
Real estate - construction	(178,430)	(89,163)	(89,267)
Real estate - mortgage	(88,165)	(58,793)	(29,372)
Installment	30,906	19,211	11,695

Total loans/leases	(67,243)	(485,002)	417,759
Interest-bearing deposits	6,857	(6,731)	13,588
Federal funds sold	(18,499)	(216,638)	198,139
Investment securities	(155,107)	(55,028)	(100,079)

Total interest income	(233,992)	(763,399)	529,407

Interest expense:
Savings and NOW accounts	166,328	(9,416)	175,744
Money markets accounts	(177,945)	(125,201)	(52,744)
Time:
Under $100,000	(197,212)	(210,093)	12,881
$100,000 and over	(116,103)	(142,250)	26,147
Short-term borrowings	(22,635)	(20,266)	(2,369)

Total interest expense	(347,567)	(507,226)	159,659

Net interest income	$113,575	$(256,173)	$369,748

or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $2,249,262 or 14.1% from $15,939,248 at September 30, 2001 to $18,188,510 at September 30, 2002.

Provision for Loan Losses
Provision expense increased $18,526 or 13.7% from $135,274 at September 30, 2001 to $153,800 at September 30, 2002. The Bank’s loan volume, composition and inherent risks were factors in determining the appropriate amount to fund the allowance for loan losses. The allowance for loan losses was funded through a charge to provision expense.

Noninterest Income
Total noninterest income increased $126,628 or 52.5% during the past year. The increase was primarily attributable to net gains on the sale of real estate owned (REO). Net gains on the sale of real estate owned increased $100,256 from a net loss of $11,474 at September 30, 2001 to a net gain of $88,782 at September 30, 2002.

Noninterest Expense
Total noninterest expense increased $236,066 or 11.8% during the past year. The increase was primarily attributable to additional staffing for business expansion, most notably the opening of the Reston, Virginia branch. Salaries and employee benefits increased $153,993 or 13.2% during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Income Taxes
During 2002, the Company will accrue tax liability as the balance of the deferred tax benefits was recorded in 2001. The tax liability will accrue at the historic rate of 34.0%. The provision for income taxes increased $257,611 or 1,894.2% from $13,600 at September 30, 2001 to $271,211 at September 30, 2002. During 2001, the Company did not accrue substantial tax liability as it utilized the Company’s deferred income tax benefits (the remainder of which were fully recorded as an asset at December 31, 2001). During the first nine months of 2001, $13,600 was accrued for anticipated alternative minimum tax liability.

B.    Financial Condition as of September 30, 2002

General
During the second quarter of 2002, two Company affiliates commenced operations. United Title LLC commenced operations on March 13, 2002 and is a subsidiary of Business Venture Capital Incorporated. It is a title company that primarily services the Company’s bank subsidiary. United Facilities LLC is a subsidiary of United Financial Banking Companies, Inc. and commenced operations on June 4, 2002. United Facilities LLC was formed to purchase and to hold premises for the Bank. On June 12, 2002, United Facilities LLC purchased a building in Reston, Virginia to serve as the Bank’s second branch location. The Reston branch commenced operations on September 18, 2002.

Assets
Total assets increased $15,612,505 or 18.3% during the first nine months of 2002. The increase was attributable to the Bank’s short-term borrowings, escrow balances held by United Title LLC and an increased volume of deposits. The increased volume of liabilities were invested in loans, interest-bearing deposits and premises and equipment.

Loans
Loans increased $12,905,801 or 22.1% from $58,535,131 at December 31, 2001 to $71,440,932 at September 30, 2002. The increase was funded by available liquidity in federal funds sold and an increased volume of deposits.

Allowance for Loan Losses
The allowance for loan/lease losses is maintained at a level, which in management’s judgment, is adequate to absorb credit losses inherent in the existing loan/lease portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan/lease portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan/lease losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan/lease losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan/lease losses.

At September 30, 2002 and December 31, 2001, the allowance for loan losses was $1,186,264 or 1.7% and $1,057,344 or 1.8%, respectively, of total loans and leases. Impaired loans for the nine-month period ended September 30, 2002 totaled $98,272, of which $9,338 was held by BVCI and $88,934 was held by the Bank. This compares to a balance of $28,367 at December 31, 2001, of which $10,525 was held by BVCI and $17,842 was held by the Bank. During the nine month periods ended September 30, 2002 and 2001, the Company had net charge-offs totaling $24,880 and $68,583, respectively.

Premises and Equipment
Premises and equipment increased $1,383,776 or 784.5% during the nine months since December 31, 2001. United Facilities LLC purchased a building in Reston, Virginia for $1,300,000. The building is the site of the Bank’s second branch location and began operations on September 18, 2002. During the third quarter of 2002, the Bank began the process of updating its technology by purchasing equipment.

Deferred Tax Asset
The deferred income tax credits primarily resulted from net operating loss carryforwards. The Company used the following criteria to determine an appropriate and reasonable amount of deferred income tax credits to recognize as an asset for the year ended December 31, 2001. The Company projected income three years forward 2002, 2003 and 2004. A discount was applied to each year’s income projection in consideration for unknown variables. Other factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition were also used to determine the reasonableness of the Company’s income projections. Once the projected income was ascertained, a 34% tax rate was applied to the projection to determine the amount of deferred income tax credits to beneficially recognize. The amount of tax credits appropriately recognized as an asset will be reevaluated annually.

Liabilities and Equity
Total deposits increased $10,868,521 or 15.2% from $71,690,272 at December 31, 2001 to $82,558,793 at September 30, 2002. At September 30, 2002, United Title LLC held escrow balances due of $613,674 in the normal course of business. Short-term borrowings increased $3,200,000 or 123.1% during the first nine months of 2002. The $2,600,000 of short-term borrowings held at December 31, 2001 were repaid during February 2002. $5,000,000 was borrowed during June in anticipation of loan growth. United Facilities LLC borrowed $800,000 to purchase the building in Reston, Virginia.

Stockholders’ equity increased $556,205 or 5.1% during the nine months ended September 30, 2002 when compared to the year ended December 31, 2001. Earnings primarily accounted for the variance at $526,467. During the second quarter of 2002, options to purchase 650 shares of common stock pursuant to the employee’s Executive Stock Plan were exercised. The purchase also contributed to the increase in stockholders’ equity.

Liquidity and Investment
UFBC's operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC's continuing operational needs.

Consolidated average liquid assets were 21.4% of average total assets at September 30, 2002 compared to 20.7% at September 30, 2001 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Government agency securities, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At September 30, 2002, the Bank's investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	2,076,518	1,165,577
Mortgage-backed Securities	956,522	115,400
Equity	312,750	—

Capital Requirements
The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and bank subsidiary are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2002, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2001 that management believes would result in the institution not being adequately capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Total capital (to risk-weighted assets)
Company	10,781,462	14.32%	6,024,691	8.00%	7,530,864	10.00%
The Business Bank	9,919,936	13.71%	5,788,474	8.00%	7,235,593	10.00%
Tier 1 capital (to risk-weighted assets)
Company	9,837,081	13.06%	3,012,345	4.00%	4,518,518	6.00%
The Business Bank	9,012,034	12.46%	2,894,237	4.00%	4,341,356	6.00%
Tier 1 capital (to average assets)
Company	9,837,081	10.59%	3,716,006	4.00%	4,645,007	5.00%
The Business Bank	9,012,034	10.16%	3,546,484	4.00%	4,433,105	5.00%

As of September 30, 2001:
Total capital (to risk-weighted assets)
Company	9,905,882	16.21%	4,888,280	8.00%	6,110,351	10.00%
The Business Bank	8,615,696	14.36%	4,799,509	8.00%	5,999,386	10.00%
Tier 1 capital (to risk-weighted assets)
Company	9,138,676	14.96%	2,444,140	4.00%	3,666,210	6.00%
The Business Bank	7,862,609	13.11%	2,399,755	4.00%	3,599,632	6.00%
Tier 1 capital (to average assets)
Company	9,138,676	11.95%	3,058,749	4.00%	3,823,437	5.00%
The Business Bank	7,862,609	10.40%	3,023,578	4.00%	3,779,472	5.00%

Earnings Per Share
The following table is a reconciliation of earnings per common share as computed under SFAS 128. (See note 3).

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
For the nine months ended September 30, 2002
Net Income	$526,467
Income available to common stockholders	$526,467	1,035,706	$0.51

For the nine months ended September 30, 2001
Net Income	$798,467
Income available to common stockholders	$798,467	1,001,913	$0.80

Diluted Earnings Per Share:
For the nine months ended September 30, 2002
Net Income available to common stockholders	$526,467	1,035,706
Add: Contracts to issue common stock
Warrants—expire 1/27/07		909
Options—expire 12/31/05—6/30/08		51,033

Weighted-average diluted shares outstanding		51,942
Diluted earnings per common share:	$526,467	1,087,448	$0.48

For the nine months ended September 30, 2001
Net Income available to common stockholders	$798,467	1,001,913
Add: Contracts to issue common stock
Warrants—expire 1/27/07		352
Options—expire 12/31/05—6/30/08		7,161

Weighted-average diluted shares outstanding		7,513
Diluted earnings per common share:	$798,467	1,009,426	$0.79

Contingencies & Commitments
In the opinion of management, there were no legal matters pending as of September 30, 2002 which would have a material adverse effect on the Company’s financial statements.

ITEM 3: CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13s-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant material weaknesses) in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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

UNITED FINANCIAL BANKING COMPANIES, INC.

By:	/s/ HAROLD C. RAUNER
Harold C. Rauner President and CEO

By:	/s/ LISA M. PORTER
Lisa M. Porter Chief Financial Officer

Date:          November 14, 2002

SECTION 302 CERTIFICATION

I, Harold C. Rauner, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of United Financial Banking Companies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Lisa M. Porter, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of United Financial Banking Companies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ LISA M. PORTER
Lisa M. Porter Chief Financial Officer