Form 10KSB
period 2002-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2003-03-31
CIK 714286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number 0-13395

UNITED FINANCIAL BANKING

COMPANIES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1201253 (I.R.S. Employer Identification Number)

8399 Leesburg Pike P.O. Box 2459 Vienna, Virginia (Address of principal executive offices)	22182 (Zip Code)

Registrant’s telephone number, including area code: (703) 734-0070

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

For the year ended December 31, 2002, United Financial Banking Companies, Inc. reported revenues of $6,244,891.

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,653,315 as of March 1, 2003.

As of March 1, 2003, the registrant had 1,036,999 shares of outstanding common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Company’s 2002 Proxy Statement for the Annual Meeting to be held June 6, 2003 is incorporated by reference into Part III of this report, and information from the 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

PART I

Item 1.    Business

General

United Financial Banking Companies, Inc. (“UFBC”), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the “Bank”), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which conducts limited lending and other investment activities and United Facilities LLC (“UFLLC”) which holds Bank premises. Collectively, UFBC, the Bank, BVCI and UFLLC are referred to as “the Company”. At December 31, 2002, the Company had consolidated total assets of $109,344,267, total deposits of $91,483,191, total loans of $76,217,605 and total stockholders’ equity of $11,582,878.

UFBC has elected to become a “financial holding company” under the Gramm Leach Bliley Act and the regulations promulgated under that act. As a financial holding company, UFBC is able to engage in activities which law, regulation or order determines are financial in nature, or which are incidental or complementary to those activities. Currently, there are no definitive plans or agreements to engage in other activities which are financial in nature.

The Bank

The Bank was organized in 1980. In October 1981, the Bank commenced limited operations and began full scale operations in August 1982, when its main office building was completed. The Bank, UFBC’s primary subsidiary, is a state banking association engaging in a general commercial banking business and specializing in offering banking services to business and professional customers. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and savings accounts; business and commercial loans; and processing of collections. The Bank is a Federally insured state non-member bank and its deposits are insured up to $100,000 by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Bank markets its services to professionals and small and medium sized businesses in its service area of Northern Virginia and surrounding communities.

Lending Activities

The Bank offers a full spectrum of lending services to its customers, including commercial loans, lines of credit, residential mortgages, home equity loans, personal loans, auto loans and financing arrangements for personal and business equipment. Loan terms, including interest rates, loan to value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower within regulatory requirements and Bank policy. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk.

Many factors are taken into consideration when considering loan requests. The key factors include the purpose of the loan, the cash flow and financial condition of the borrower, the value of the underlying collateral, if any, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower’s place of business. The Bank has implemented a comprehensive loan policy and procedures manual to provide its loan officers with underwriting, term, collateral, loan-to-value and pricing guidelines. The policy manual and sound credit analysis is further supported through review by, depending on the loan, the Bank’s Officer Loan Committee, Directors’ Loan Committee or the Boards of Directors. These measures have resulted in a profitable loan portfolio, with minimal delinquencies or impaired loans.

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, construction and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional consumer loans and personal lines of credit will be primarily marketed to the employees and customers of the Bank’s commercial customers. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured. Approximately 35% of the loan portfolio will be comprised of commercial mortgage loans, approximately 30% will consist of commercial term loans, approximately 15% in commercial lines of credit, approximately 10% in construction loans and 10% in consumer loan products (car loans, residential real estate loans, personal lines of credit and other similar forms of credit products). There can be no assurance that we will be able achieve or maintain this distribution of loans. At December 31, 2002, our loan portfolio’s actual composition consisted of 32% commercial mortgage loans, 31% commercial term loans, 14% commercial lines of credit, 10% construction loans and 12% consumer and other loan products.

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2002, the Bank’s statutory lending limit to any single borrower was $1,602,752 subject to certain exceptions provided under applicable law. As of December 31, 2002, the Bank’s credit exposure to its largest borrower was $1,524,831.

Commercial Loans.

Commercial loans are written for any business purpose, including working capital, the financing of plant and equipment, the carrying of accounts receivable, and contract administration. Special attention is paid to the commercial real estate market which is particularly active in the Northern Virginia metropolitan area. The Bank’s commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower’s industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment and obtaining collateral that is margined to minimize loss in the event of liquidation.

Commercial Real Estate Loans.    Commercial real estate loans will generally be owner occupied transactions with a principal reliance on the borrower’s ability to repay, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis. The Bank will mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank will require a loan to value ratio of 80% of the lower of an appraisal or cost. A borrower’s ability to repay will be carefully analyzed and policy calls for ongoing analysis of cash flow to debt service ability. Commercial real estate appraisers must meet the licensing requirements of the applicable jurisdiction. Each appraisal will be scrutinized in an effort to insure current comparable market values.

As noted above, commercial real estates loans will generally be made on owner occupied properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, The Bank will seek Federal and State loan guarantees, such as the Small Business Administration’s “7A” and “504” loan programs to reduce risks. The Bank will generally require personal guarantees on all loans as a policy; approval of exceptions to policy will be properly documented.

Virtually all borrowers will be required to forward annual corporate, partnership and personal financial statements to comply with Bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank will be mitigated by using either floating interest rates or by fixing rates for a short period of time, generally three years or less. While loan amortizations may be approved for up to 300 months, each loan will usually have a call provision (maturity date) of five years or less. Non-specific provisions for loan loss reserves will generally be set at 1.50% of the portfolio value, subject to adjustment depending on national and local economic circumstances. Specific reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis.

Commercial Term Loans.    Commercial term loans will be used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank will generally require a first lien position on all collateral and require guarantees from owners. Interest rates on commercial term loans will generally be floating or fixed for a term not to exceed five years. Management will carefully monitor industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans will be evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents generally will require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants usually will require at least annual submission of complete financial information and in certain cases this information will be required monthly, quarterly or semi-annually depending on the degree to which lenders desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 80% advance on the lesser of appraisal or recent sales price on commercial property, 75% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Generally, loans will require personal guarantees as a matter of policy. Key person life insurance will be required as appropriate and as necessary to mitigate the risk loss of a primary owner or manager.

Commercial Lines of Credit.    Commercial lines of credit will be used to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank will either require at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral will be in the same percentages as in term loan lending. All lines of credit and term loans to the same borrowers generally will be cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific reserve allocation and risk rating disciplines will be identical to those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees will be required on all loans.

Construction Loans.    Construction loans for various purposes and acquisition and development loans are made to builders with established track records of quality construction. Land loans are discouraged unless underwritten in conjunction with a related construction loan or out-sale contract. Typical advance rates are not greater than 65% of the lesser of cost or appraisal for raw land, 75% of the value of finished lots for land acquisition, and 80% of land cost and 100% of construction costs for construction loans. In all cases, a minimum 10% equity contribution of total project costs is required. Financing terms generally do not exceed 24 months. Construction loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained to a minimum with a majority of loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities is a standard requirement and loans are typically priced to float at a factor at or above the prime lending rate.

Consumer/Other Loans.    The Bank will manage a modest portfolio of consumer credit facilities. Typical loans in this group are residential mortgages, home equity loans, car loans, boat loans and personal lines of credit. Consumer credit facilities will be underwritten to focus on the borrower’s credit record, length of employment and cash flow to debt service coverage. Car, boat and similar loans will require advances of the lesser of 80% loan to collateral value or cost.

As part of its internal loan review process, the Bank has several layers of scrutiny. Semi-monthly, the Lender’s Committee, comprised of loan officers, executive officers and lending staff, and the Directors’ Loan Committee review all delinquent loans, ten days or more past due. Monthly, the Bank’s Board of Directors review loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern. Quarterly, both the Bank and Parent Boards of Directors, review loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern. Semi-annually, the Lender’s Committee reviews every loan in the portfolio to evaluate and update each loan’s risk rating. Annually, the Audit Committee coordinates loan review by an external vendor.

Investment Activities

The investment policy of the Bank is an integral part of its overall asset/liability management program. The purpose of the investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank seeks to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

The securities in which the Bank may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Bank’s internal investment policy restricts investments to the following categories: U.S. Treasury securities; obligations of U.S. government agencies, investment grade obligations of U.S. private corporations, mortgage-backed securities, including securities issued by Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; and securities of states and political subdivisions.

Sources of Funds

Deposits.    Deposits obtained through Bank offices have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In order to better serve the needs of its customers, the Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include Executive and Prime money market accounts which pay a higher rate of interest but require a larger minimum balance. Smart Business Checking allows a small business customer unlimited checks and deposits for no service charge with a minimum average balance of $1,000. Smart Personal Checking has the same requirements as Smart Business Checking.

Bills have been introduced in each of the last several Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

Borrowing.    The Bank has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. The Bank has total borrowings, consisting of both short and long-term advances from the Federal Home Loan Bank of Atlanta, of $5,000,000 at December 31, 2002. Additionally, the Bank unsecured lines of credit with correspondent banks totaling $17,000,000 available for overnight borrowing. At December 31, 2002, there were no amounts drawn on these lines of credit. Management believes that the Bank currently has adequate liquidity available to respond to anticipated liquidity demands.

Community Reinvestment Act

The Company and the Bank is committed to serving the banking needs of the communities it serves, including low and moderate income areas, and is a supporter of the Community Reinvestment Act. There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects and becoming involved with neighborhood outreach programs.

The Bank has contacts with state and city agencies that assist in the financing of affordable housing developments as well as with groups which promote the economic development of low and moderate income individuals. The Bank has computer software to geographically code all types of accounts to track business development and performance by census tract and to assess market penetration in low and moderate income neighborhoods within the primary service area. The Bank is a registered Small Business Administration lender.

The Company and the Bank encourages its directors and officers to participate in community, civic and charitable organizations. Management and members of the Boards of Directors periodically review the various Community Reinvestment Act activities of the Company and of the Bank, including the advertising program and geocoding of real estate loans by census tract data which specifically focuses on low to moderate income neighborhoods, its credit granting process with respect to business prospects generated in these areas and its involvement with community leaders on a personal level.

Competition

In attracting deposits and making loans, the Bank encounters competition from other institutions, including larger commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving the Northern Virginia Metropolitan market and adjoining areas. Financial and non-financial institutions not located in the market are also able to reach persons and entities based in the market through mass marketing, the internet, telemarketing, and other means. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, efforts to obtain deposits, range of services provided and the quality of these services. Our competitors include several major financial companies whose substantially greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In light of the deregulation of the financial service industry and the absence of interest rate controls on deposits, we anticipate continuing competition from all of these institutions in the future. Additionally, as a result of legislation which reduced restrictions on interstate banking and widened the array of companies that may own banks, the Bank may face additional competition from institutions outside the Northern Virginia metropolitan market and outside the traditional range of bank holding companies. These companies may take advantage of such legislation to acquire or establish banks or branches in the Northern Virginia market. There can be no assurance that we will be able to successfully meet these competitive challenges.

In addition to offering competitive rates for its banking products and services, our strategy for meeting competition has been to concentrate on specific segments of the market for financial services, particularly small business and professionals, by offering such customers customized and personalized banking services.

We believe that active participation in civic and community affairs is an important factor in building our reputation and, thereby, attracting customers.

Employees

As of March 1, 2003, the Bank employed 30 full-time and 3 part-time employees. United Title LLC, a subsidiary of the Bank, had 1 employee as of March 1, 2003. The Company has no employees who are not also employees of the Bank or United Title LLC. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Company maintains a benefit program which includes health, vision and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

Supervision and Regulation

United Financial Banking Companies, Inc.

UFBC is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “Act”) and is subject to supervision by the Federal Reserve Board. As a bank holding company, UFBC is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of UFBC and each of its subsidiaries.

The Gramm Leach Bliley Act allows a bank holding company to certify status as a financial holding company, which allows a company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The Gramm Leach Bliley Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature or incidental or complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized pursuant to Section 38 of the Federal Deposit Insurance Act, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. UFBC has elected to be a financial holding company.

The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

As a financial holding company, no prior regulatory approval will be required for UFBC to acquire a company, other than a bank or savings association, engaged in most activities permitted under the Gramm Leach Bliley Act, as discussed above.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on the taking of their stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (a) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (b) the customer obtain or provide some additional credit, property or service from or to the company or any other subsidiary of the company; or (c) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

The Federal Reserve has also adopted capital guidelines for bank holding companies that are substantially the same as the requirements applying to state member banks.

The Business Bank

The Bank is a Virginia chartered commercial bank. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the FDIC. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance fund, and not for the purpose of protecting stockholders.

Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions in general, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Capital Adequacy Guidelines.    The Federal Reserve Board and the FDIC have adopted risk-based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

Commercial banks are expected to meet a minimum ratio of total qualifying capital, defined as the sum of core capital (Tier 1) and supplementary capital (Tier 2), to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt, intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0%, requiring no risk-based capital, for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank or holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which a bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject that bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. A capital directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action.    Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. A guaranty is limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. A guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into a bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

Regulatory Enforcement Authority.    Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Deposit Insurance Premiums.    The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix utilizing capital categories—well capitalized, adequately capitalized and undercapitalized—defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums.

Item 2.    Properties

The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182.

A portion of the information required by this item is incorporated by reference to the section entitled, “Note 6 of the Consolidated Financial Statements” appearing on pages 12 and 13 of the Annual Report to Shareholders for the year ended December 31, 2002.

Management believes that the Company’s current facilities are adequate for operating in the normal course of business.

Item 3.    Legal Proceedings

In the ordinary course of its business, the Company is party to legal proceedings. There is no litigation currently pending against the Company or any of its subsidiaries which individually or in the aggregate would have a material adverse affect on the Company’s financial condition or results of operation.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters

A.	The common stock of the Company is traded infrequently in the over the counter market under the symbol “UFBC.OB”. Scott & Stringfellow, Inc. currently serves as a market maker in the common stock.

B.	There were 448 holders of record of the Registrant’s common stock as of December 31, 2002.

C.	The Company’s stock price and dividend information is incorporated by reference to the section entitled “Corporate Information” appearing on page 40 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 6.    Management’s Discussion and Analysis

The information required by this item is incorporated by reference to the section entitled, “Management’s Discussion and Analysis” appearing on pages 25 through 39 of the Annual Report to Shareholders for the year ended December 31, 2002.

Item 7.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the information appearing on pages 1 through 24 of the Annual Report to Shareholders for the year ended December 31, 2001.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant

Information as to the Registrant’s Executive Officers and Directors is incorporated by reference from the information contained under “Election of Directors” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 2003.

Item 10.    Executive Compensation

The information required by this item is incorporated by reference to the information contained under “Executive Officers” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information contained under “Stock Ownership” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 2003.

Item 12.    Certain Relationships and Related Transactions

Information, other than the following, required by this item is incorporated by reference to the information contained under “Certain Relationships” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on June 6, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information as of December 31, 2002 regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	136,680	$8.66	26,913
Equity compensation plans not approved by security holders	—	—	—
Total	136,680	$8.66	26,913

(1)	Consists of the Company’s Executive Incentive and Nonqualified Stock Option Plans. For additional information, see Note 17 to the consolidated financial statements.

Item 13.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant’s 2002 Annual Report to Shareholders as listed below:

(a)(2) Schedules

All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K

There were no items reported on Form 8-K during the quarter ended December 31, 2002.

(c) Exhibits

Exhibit 3 — Articles of Incorporation and Bylaws

Articles of Incorporation and Bylaws of United Financial Banking Companies, Inc. are incorporated by reference to Exhibit 3 (a) and 3 (b) to the Company’s annual report on Form 10-KSB as of December 31, 1997.

Exhibit 10 (a) — 1990 Executive Stock Option Plan and 1996 Nonqualified Stock Option Plan (for Non-Employee Directors)

The 1990 Executive Stock Option Plan and 1996 Nonqualified Stock Option Plan (for Non-Employee Directors) of United Financial Banking Companies, Inc. are incorporated by reference to the Company’s Proxy Statement on Form DEF 14-A as of April 16, 1996.

Exhibit 10 (b) — 1999 Executive Stock Option Plan and 1999 Nonqualified Stock Option Plan (for Non-Employee Directors)

The 1999 Executive Stock Option Plan and 1999 Nonqualified Stock Option Plan (for Non-Employee Directors) of United Financial Banking Companies, Inc. are incorporated by reference to the Company’s Proxy Statement on Form DEF 14-A as of April 28, 1999.

Exhibit 11— Statement Regarding Computation of Per Share Earnings

Earnings per share are computed as expressed in Note 19 to the consolidated financial statements, incorporated by reference to the 2002 Annual Report.

Exhibit 13 — Annual Report to Security Holders

Exhibit 21 — Subsidiaries of the Registrant

Exhibit 99 (a) — Certification of Chief Executive Officer

Exhibit 99 (b) — Certification of Chief Financial Officer

Item 14.    Controls and Procedures

Within the ninety days prior to the filing of this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-4 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

UNITED FINANCIAL BANKING COMPANIES, INC. (Registrant)

By:	/s/ JEFFERY T. VALCOURT
Jeffery T. Valcourt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY T. VALCOURT	Chairman/Director	3/31/03
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER	President, CEO/Director	3/31/03
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ	Vice Chairman/Director	3/31/03
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.	Director	3/31/03
William J. McCormick, Jr.

/s/ DENNIS I. MEYER	Director	3/31/03
Dennis I. Meyer

/s/ EDWARD H. PECHAN	Director	3/31/03
Edward H. Pechan

/s/ SHARON A. STAKES	Director	3/31/03
Sharon A. Stakes

/s/ LISA M. PORTER	Principal Financial Officer Principal Accounting Officer	3/31/03
Lisa M. Porter

SECTION 302 CERTIFICATION

I, Harold C. Rauner, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of United Financial Banking Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Lisa M. Porter, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of United Financial Banking Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer