Form 10QSB
period 2003-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2003-05-14
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to                                  to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fiel such reports), adn (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒         No  ☐

Common Stock $1.00 Par Value

1,036,999 Shares Outstanding

as of March 31, 2003

Transitional Small Business Disclosure Format:    Yes  ☐       No   ☒

Part 1.    Financial Information

Item 1:    Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income / Results of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income:
Interest and fees on loans	$1,433,983	$1,170,922
Interest on investment securities	43,597	66,658
Interest on federal funds sold	61,307	59,717
Interest on interest-bearing deposits	3,400	178

Total interest income	1,542,287	1,297,475

Interest expense:
Interest on deposits	408,215	411,014
Interest on short-term borrowings	6,633	12,916
Interest on long-term debt	52,194	—

Total interest expense	467,042	423,930

Net interest income	1,075,245	873,545
Provision for loan losses	168,000	34,800

Net interest income after provision for loan losses	907,245	838,745
Noninterest income:
Gain (loss) on sale of real estate owned and other earning assets	—	20,047
Loan servicing and other fees	17,456	18,930
Other income	85,153	40,953

Total noninterest income	102,609	79,930

Noninterest expense:
Salaries	429,304	346,937
Employee benefits	80,803	63,080
Occupancy	109,104	91,304
Furniture and equipment	43,372	27,761
Data processing	57,247	42,955
Other insurance	10,195	7,993
Real estate owned holding expense	2,198	5,812
Legal	4,968	4,820
FDIC / FICO bond insurance	3,312	2,787
Other expense	134,011	112,874

Total noninterest expense	874,514	706,323

Income (loss) before income taxes	135,340	212,352
Provision (credit) for income taxes	44,636	70,477

Net income (loss)	$90,704	$141,875

Net income (loss) per common share (Note 3)
Basic	$0.09	$0.14

Diluted	$0.08	$0.13

Comprehensive Income (Note 4)
Net income	$90,704	$141,875
Other comprehensive income, net of tax
Unrealized gains (losses) on available-for-sale securities	(81)	(14,138)

Comprehensive income	$90,623	$127,737

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets / Financial Condition

	(Unaudited) March 31, 2003	(Audited) December 31, 2002
Assets
Cash and due from banks	$3,417,379	$5,064,434
Interest-bearing deposits in other banks	1,888,892	928,061
Federal funds sold	6,500,000	8,050,000
Investment Securities:
Available-for-sale (AFS)	20,462,926	15,101,994
Held-to-maturity (HTM)	567,855	1,313,779
Loans, net of unearned income of $225,055 and $219,870	80,856,283	76,217,605
Less: Allowance for loan losses	(1,419,764)	(1,251,764)

Net loans	79,436,519	74,965,841
Real estate owned held for sale, net	222,621	222,621
Premises and equipment, net	1,736,508	1,769,278
Deferred income taxes	1,314,485	1,359,079
Other assets	851,895	569,180

Total assets	$116,399,080	$109,344,267

Liabilities and Stockholders' Equity
Deposits:
Demand	$25,638,199	$23,977,619
Savings and NOW	23,707,110	21,547,324
Money market	12,784,590	13,405,082
Time deposits:
Under $100,000	20,013,975	17,976,949
$100,000 and over	16,328,883	14,576,217

Total deposits	98,472,757	91,483,191

Escrow payable	320	320
Other liabilities	462,322	484,228
Short-term borrowings	1,010,025	1,013,495
Long-term debt	4,780,155	4,780,155

Total liabilities	104,725,579	97,761,389

Stockholders' Equity:
Preferred stock of no par value, authorized 5,000,000 shares, no shares issued	—	—
Common Stock, par value $1; authorized 3,500,000 shares issued 1,036,999 shares at 3/31/03 and 1,036,999 at 12/31/02	1,036,999	1,036,999
Capital in excess of par value	16,208,535	16,208,535
Accumulated deficit	(5,587,277)	(5,677,981)
Accumulated other comprehensive income	15,244	15,325

Total stockholders' equity	11,673,501	11,582,878

Total liabilities and stockholders' equity	$116,399,080	$109,344,267

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net Income	$90,704	$141,875
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	34,371	19,389
Provision for loan losses	168,000	34,800
Amortization of investment security discount	3,433	2,588
Amortization of loan fees and discounts, net	(7,978)	34,753
Net (gain) loss on sale of other real estate owned	—	(18,584)
(Increase) decrease in other assets	(238,121)	(23,736)
Increase (decrease) in other liabilities	(21,906)	118,172

Net cash provided by (used in) operating activities	28,503	309,257

Cash flows from investing activities:
Loans originated—non-bank subsidiaries	—	(30,000)
Principal collected—non-bank subsidiaries	1,390	377
Loan originations, net of collections	(4,632,090)	(547,955)
Purchases of securities available-for-sale	(16,009,563)	(999,063)
Purchases of securities held-to-maturity	—	(13,800)
Investment made in other real estate owned	—	(356,706)
Proceeds received from maturity of securities available-for-sale	10,647,733	435,017
Proceeds received from maturity of securities held to maturity	743,308	532,751
Proceeds from real estate owned	—	458,278
Purchases of premises and equipment	(1,601)	(9,464)

Net cash provided by (used in) investing activities	(9,250,823)	(530,565)

Cash flow from financing activities:
Net increase (decrease) in demand deposits, savings accounts, NOW accounts and money market accounts	3,199,874	2,229,821
Certificates of deposit sold (matured), net	3,789,692	87,791
Net change in short-term borrowings	10,025	(2,600,000)
Proceeds from sale of common stock	(13,495)	—

Net cash provided by (used in) financing activities	6,986,096	(282,388)

Net increase (decrease) in cash and cash equivalents	(2,236,224)	(503,696)
Cash and cash equivalents at beginning of the year	14,042,495	19,425,935

Cash and cash equivalents at end of the quarter	$11,806,271	$18,922,239

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest on deposits and other borrowings	$458,307	$436,345
Income taxes	—	1,198

Non-Cash Items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(81)	$(14,138)

Notes to Consolidated Financial Statements

Note 1 -	The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 -	On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, are presented within this report.

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/YIELDS AND RATES

	For the Three Months Ended
	March 31, 2003			March 31, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$59,244,428	$1,070,317	7.33%	$41,713,808	$823,616	8.01%
Real estate construction	8,297,579	181,878	8.89%	8,322,144	180,832	8.81%
Real estate mortgage	4,667,649	80,686	7.01%	5,650,672	112,983	8.11%
Installment	5,421,938	101,102	7.56%	2,569,687	53,491	8.44%

Total loans	77,631,594	1,433,983	7.49%	58,256,311	1,170,922	8.15%

Interest-bearing deposits	1,213,427	3,400	1.14%	128,274	178	0.56%
Federal funds sold	20,429,157	61,307	1.22%	14,782,565	59,717	1.64%
Investment securities (1)	6,938,813	43,597	2.55%	5,413,617	66,658	4.99%

Total earning assets	106,212,991	1,542,287	5.89%	78,580,767	1,297,475	6.70%

Noninterest-earning assets
Cash and due from banks	4,487,728			3,319,575
Other assets	3,666,109			2,903,042
Allowance for loan losses	(1,312,279)			(1,069,306)

Total assets	$113,054,549			$83,734,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$22,975,444	112,345	1.98%	13,393,153	80,865	2.45%
Money market accounts	12,852,068	29,276	0.92%	13,606,135	60,573	1.81%
Time:
Under $100,000	19,078,357	157,581	3.35%	15,259,023	156,067	4.15%
$100,000 and over	15,473,038	109,013	2.86%	11,125,813	113,509	4.14%

Total interest-bearing deposits	70,378,907	408,215	2.35%	53,384,124	411,014	3.12%
Short-term borrowings	1,055,395	6,633	2.55%	990,476	12,916	5.29%
Long-term debt	4,736,088	52,194	4.47%	—	—	0.00%

Total interest-bearing liabilities	76,170,390	467,042	2.49%	54,374,600	423,930	3.16%

Non interest-bearing liabilities:
Demand deposits	24,782,180			17,902,869
Other liabilities	507,604			538,768
Stockholders' equity	11,594,375			10,917,841

Total liabilities and stockholders' equity	$113,054,549			$83,734,078

Net interest income		$1,075,245			$873,545

Net interest margin (2)			4.11%			4.51%

Net interest spread (3)			3.40%			3.53%

Fees included in loan income		$66,808			$44,303

Taxable equivalent adjustment		$—			$—

Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

(1)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of shareholders' equity.

(2)	Net interest income divided by total earning assets.

(3)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.	Results of Operations for the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC) which is presented on a consolidated basis. UFBC reported net income of $90,704 for the three-month period ended March 31, 2003. This compares with net income of $141,875 for the same period of 2002. Basic earnings per share were $.09 for the first three months ended March 31, 2003 compared to $.14 for the first three months of 2002.

Net Interest Income

For the three-month period ended March 31, 2003, net interest income increased $201,700 or 23.1% from $873,545 at March 31, 2002 to $1,075,245 at March 31, 2003 (Consolidated Statements of Income and Comprehensive Income table). The numerical change masks the impact of the current rate environment as shown in the decreased net interest margin. The net interest margin of 4.11% at March 31, 2003 was notably less than the March 31, 2002 net interest margin of 4.51% (Consolidated Average Balances table). The decreases in the prime interest rate during 2001 and 2002 significantly contributed to the decline in the net interest margin. However, an increased volume of earning assets and repriced liabilities helped offset the decreased net interest margin and contributed to the increased net interest income at March 31, 2003.

As shown in the Rate Volume Variance Table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $183,600 during the first three months of 2003 when compared to 2002. The yield on total earning assets decreased 81 basis points from 6.70% at March 31, 2002 to 5.89% at March 31, 2003 (Consolidated Average Balances table). However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). At March 31, 2003, average total earning assets increased $27,632,224 or 35.2% compared to the first three months of March 31, 2002 (Consolidated Average Balances table). The increased volume of earning assets contributed $428,412 to earnings when comparing the three month periods ended March 31, 2003 and 2002 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $244,812 in interest income (or earning assets) from $1,297,475 at March 31, 2002 to $1,542,287 at March 31, 2003.

Interest expense increased $43,112 or 10.2% from $423,930 at March 31, 2002 to $467,042 at March 31, 2003 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of interest-bearing liabilities. The average volume of interest-bearing liabilities increased $21,795,790 or 40.1% during the past year (Consolidated Average Balances table). The volume increase added $190,955 of interest expense during the first three months of 2003 (Rate Volume Variance table) compared to 2002. The compressed rate environment favorably impacted interest expense and mitigated its increase due to volume by $147,843 (Rate Volume Variance table).

Analysis of the Changes in the Components of Net Interest Income (tax equivalent basis)

	For the Three Months Ended March 31, 2003 Compared to 2002
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$246,701	$(99,431)	$346,132
Real estate—construction	1,046	1,580	(534)
Real estate—mortgage	(32,297)	(12,642)	(19,655)
Installment	47,611	(11,762)	59,373

Total loans/leases	263,061	(122,255)	385,316
Interest-bearing deposits	3,222	1,716	1,506
Federal funds sold	1,590	(21,220)	22,810
Investment securities	(23,061)	(41,841)	18,780

Total interest income	244,812	(183,600)	428,412

Interest expense:
Savings and NOW accounts	31,480	(26,376)	57,856
Money markets accounts	(31,297)	(27,940)	(3,357)
Time:
Under $100,000	1,514	(37,550)	39,064
$100,000 and over	(4,496)	(48,848)	44,352
Short-term borrowings	(6,283)	(7,130)	847
Long-term debt	52,194	—	52,194

Total interest expense	43,112	(147,843)	190,955

Net interest income	$201,700	$(35,758)	$237,458

The cost of interest-bearing liabilities decreased 67 basis points from 3.16% at March 31, 2002 to 2.49 at March 31, 2003 (Consolidated Average Balances table). The drop was primarily attributable to the growth and repricing of deposits during the lower rate environment. The growth of noninterest-bearing or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $6,879,311 or 38.4% from $17,902,869 at March 31, 2002 to $24,782,180 at March 31, 2003.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company and Bank generate a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk into a dollar figure of inherent losses, thereby translating the subjective risk value into an objective number. Emphasis is placed on an annual independent external loan review. The determination of the allowance for loan losses is based on qualitative factors as well as any specific allowance for impaired loans. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company’s loan review system and regulatory requirements. The total allowance required thus changes as each factor is increased or decreased due to its particular circumstance, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to an increase in impaired loans.

Provision for loan loss expense increased $133,200 or 382.8% from $34,800 at March 31, 2002 to $168,000 at March 31, 2003. There were no charge-offs or recoveries during the three months ended March 31, 2003 and 2002. Loan growth during 2003 accounts for the variance between the 2003 and 2002 provision for loan loss expense. Average total loans increased $19,375,283 or 33.3% from $58,256,311 at March 31, 2002 to $77,631,594 at March 31, 2003.

Noninterest Income

Total noninterest income increased $22,679 or 28.4% during the past year since March 2002. The increase was primarily attributable to income generated by the increased volume of deposits and also explains the $44,200 or 107.9% increase in other income when comparing March 31, 2002 and March 31, 2003.

Noninterest Expense

Total noninterest expense increased $168,191 or 23.8% during the past year since March 2002. The increase was primarily attributable to additional staffing for business expansion, most notably the opening of the Reston, Virginia branch. Salaries and employee benefits increased $100,090 or 24.4% during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Expansion expenses such as occupancy, furniture and equipment depreciation and data processing also contributed to the increase. Occupancy, furniture and equipment depreciation and data processing increased $47,703 during 2003 compared to 2002.

Income Taxes

The provision for income taxes decreased $25,841 or 36.7% from $70,477 at March 31, 2002 to $44,636 at March 31, 2003. The tax liability was accrued at the historic rate of 34.0%.

B. Financial Condition as of March 31, 2003

General

During the first quarter of 2003, the Bank entered into a lease for a branch location in Vienna, Virginia. Operations are expected to commence in September 2003.

Assets

Total assets increased $7,054,813 or 6.5% during the first three months of 2003. The increase was attributable to an increased volume of deposits which were invested in loans, federal funds sold, and investment securities. The balance of available-for-sale investment securities is inflated as shown on the balance sheet. For tax purposes, the Bank purchased $15,000,000 of an overnight government security on March 31, 2003. The average balance of investment securities totaled $6,938,813 for the first quarter of 2003.

Loans

Loans net of unearned income increased $4,638,678 or 6.1% from $76,217,605 at December 31, 2002 to $80,856,283 at March 31, 2003. The increase was funded by liquidity available in federal funds sold and an increased the volume of deposits.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (ASFAS@) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses is maintained at a level, which in management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Due to uncertainties associated with economic conditions and the inherent subjectivity of the evaluation process, it is possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the possible change cannot be reasonably estimated.

The allowance for loan losses is maintained at a level, which in management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan losses.

At March 31, 2003 and December 31, 2002, the allowance for loan losses was $1,419,764 or 1.8% and $1,251,764 or 1.6%, respectively, of total loans. Impaired loans for the three-month period ended March 31, 2003 totaled $47,007, of which $8,236 was held by BVCI and $38,771 was held by the Bank. This compares to a balance of $54,786 at December 31, 2002, of which $8,679 was held by BVCI and $46,107 was held by the Bank. During the three month periods ended March 31, 2003 and 2002, the Company had no charge-offs or recoveries. Of the impaired loans outstanding at March 31, 2003 and December 31, 2002, non-accrual loans totaled $35,213 and $54,786, respectively.

Deferred Tax Asset

The deferred income tax credits primarily resulted from net operating loss carryforwards. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the tax asset.

Liabilities and Equity

Total deposits increased $6,989,566 or 7.6% from $91,483,191 at December 31, 2002 to $98,472,757 at March 31, 2003. Stockholders’ equity increased $90,623 or .8% during the three months ended March 31, 2003 when compared to the year ended December 31, 2002. First quarter earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 29.3% of average total assets at March 31, 2003 compared to 20.7% at March 31, 2002 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At March 31, 2003, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$17,336,159	$487,253
Mortgage-backed Securities	814,017	80,602
Mutual Funds	2,000,000	—
Equity	312,750	—

Total	$20,462,926	$567,855

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2003, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2002 that management believes would result in the institution not being adequately capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003:

Total capital (to risk-weighted assets)
Company	11,774,688	13.54%	6,955,557	8.00%	8,694,446	10.00%
The Business Bank	10,626,313	12.56%	6,770,787	8.00%	8,463,483	10.00%
Tier 1 capital (to risk-weighted assets)
Company	10,683,772	12.29%	3,477,778	4.00%	5,216,668	6.00%
The Business Bank	9,563,949	11.30%	3,385,393	4.00%	5,078,090	6.00%
Tier 1 capital (to average assets)
Company	10,683,772	9.53%	4,483,203	4.00%	5,604,003	5.00%
The Business Bank	9,563,949	8.75%	4,371,080	4.00%	5,463,850	5.00%

As of March 31, 2002:

Total capital (to risk-weighted assets)
Company	10,235,412	16.30%	5,022,250	8.00%	6,277,813	10.00%
The Business Bank	9,119,057	15.05%	4,847,231	8.00%	6,059,039	10.00%
Tier 1 capital (to risk-weighted assets)
Company	9,446,890	15.05%	2,511,125	4.00%	3,766,688	6.00%
The Business Bank	8,357,570	13.79%	2,423,615	4.00%	3,635,423	6.00%
Tier 1 capital (to average assets)
Company	9,446,890	11.28%	3,349,363	4.00%	4,186,704	5.00%
The Business Bank	8,357,570	10.24%	3,264,386	4.00%	4,080,483	5.00%

Earnings Per Share

The following table is a reconciliation of earnings per common share as computed under SFAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:

For the three months ended March 31, 2003
Net Income	$90,704

Income available to common stockholders	$90,704	1,036,999	$.09

For the three months ended March 31, 2002
Net Income	$141,875

Income available to common stockholders	$141,875	1,035,349	$.14

Diluted Earnings Per Share:

For the three months ended March 31, 2003
Net Income available to common stockholders	$90,704	1,036,999

Add: Contracts to issue common stock
Option—expires 01/27/07		1,091
Options—expire 12/31/05—01/26/13		64,452

Weighted-average diluted shares		65,543

Diluted earnings per common share:	$90,704	1,102,542	$.08

For the three months ended March 31, 2002
Net Income available to common stockholders	$141,875	1,035,349

Add: Contracts to issue common stock
Option—expires 01/27/07		630
Options—expire 12/31/05—6/30/08		27,843

Weighted-average diluted shares		28,473

Diluted earnings per common share:	$141,875	1,063,822	$.13

Stock-based Compensation

The Company has elected to continue to account for stock-based compensation under the intrinsic value guidelines of APB Opinion No. 25. Under the intrinsic value based method, compensation cost is measured as the excess of the market price of the stock underlying the option at the date granted over the exercise price. The Company’s policy is to grant options at market value. Accordingly, no compensation cost has been recognized for its stock options. Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair-value method. A summary of the assumptions used and pro forma results for 2003 and 2002 is as follows:

March 31,	2003	2002

Assumptions
Risk-free interest rate	3.34%	5.14%
Dividend yield	—	—
Volatility factor	10.00%	10.00%
Weighted average expected life (years)	7.5	8.5

Pro forma results
Net income:
As reported	$90,704	$141,875
Pro forma	$57,727	$93,497
Basic earnings per share:
As reported	$0.09	$0.14
Pro forma	$0.05	$0.09
Diluted earnings per share
As reported	$0.08	$0.13
Pro forma	$0.05	$0.09

Fair value of options per share	$2.31	$3.39

Contingencies & Commitments

In the opinion of management, there were no legal matters pending as of March 31, 2003 which would have a material adverse effect on the Company’s financial statements.

ITEM 3.    CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

         In the opinion of management, there were no legal matters pending as of March 31, 2003 which would have a material  adverse effect on the Company’s financial statements.

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
Lisa M. Porter
Chief Financial Officer

Date: May 13, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ HAROLD C. RAUNER
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer