Form 10QSB
period 2003-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2003-08-14
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

✓    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

Or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                                              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,036,999 Shares Outstanding

as of June 30, 2003

Transitional Small Business Disclosure Format:         Yes         No X

Part 1    Financial Information

Item 1:    Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income / Results of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$1,483,847	$1,242,254	$2,917,830	$2,413,176
Interest on investment securities	42,905	69,756	86,502	136,414
Interest on federal funds sold	92,257	45,472	153,564	105,189
Interest on interest-bearing deposits	3,794	2,620	7,194	2,798

Total interest income	1,622,803	1,360,102	3,165,090	2,657,577

Interest expense:
Interest on deposits	443,310	407,659	851,525	818,673
Interest on short-term borrowings	9,653	8,441	16,286	21,357
Interest on long-term debt	49,773	—	101,967	—

Total interest expense	502,736	416,100	969,778	840,030

Net interest income	1,120,067	944,002	2,195,312	1,817,547
Provision for loan losses	112,000	56,600	280,000	91,400

Net interest income after provision for loan losses	1,008,067	887,402	1,915,312	1,726,147
Noninterest income:
Gain (loss) on sale of real estate owned and other earning assets	43,999	14,278	43,999	34,325
Loan servicing and other fees	22,630	16,301	40,086	23,704
Other income	117,346	93,004	202,499	145,484

Total noninterest income	183,975	123,583	286,584	203,513

Noninterest expense:
Salaries	391,928	388,797	821,232	735,734
Employee benefits	69,416	70,941	150,219	134,021
Occupancy	107,305	91,464	216,409	182,768
Furniture and equipment	52,363	31,532	95,735	59,293
Data processing	46,870	40,882	104,117	83,837
Other insurance	9,344	8,319	19,539	16,312
Real estate owned holding expense	381	3,984	2,579	9,796
Legal	16,982	6,080	21,950	10,900
FDIC / FICO bond insurance	3,548	3,024	6,860	5,811
Other expense	167,292	114,236	301,303	227,110

Total noninterest expense	865,429	759,259	1,739,943	1,465,582

Income (loss) before income taxes	326,613	251,726	461,953	464,078
Provision (credit) for income taxes	112,306	83,888	156,942	154,365

Net income (loss)	$214,307	$167,838	$305,011	$309,713

Net income (loss) per common share (Note 3)
Basic	$0.21	$0.16	$0.29	$0.30

Diluted	$0.19	$0.15	$0.28	$0.29

Comprehensive Income (Note 4)
Net income	$214,307	$167,838	$305,011	$309,713
Other comprehensive income, net of tax Unrealized gains (losses) on available-for-sale securities	(162)	19,760	(243)	5,622

Comprehensive income	$214,145	$187,598	$304,768	$315,335

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets / Financial Condition

	(Unaudited)	(Audited)
	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$4,656,914	$5,064,434
Interest-bearing deposits in other banks	1,849,856	928,061
Federal funds sold	11,425,000	8,050,000
Investment Securities:
Available-for-sale (AFS)	7,946,049	15,101,994
Held-to-maturity (HTM)	21,778,153	1,313,779
Loans, net of unearned
income of $225,055 and $219,870	82,592,181	76,217,605
Less: Allowance for loan losses	(1,509,829)	(1,251,764)

Net loans	81,082,352	74,965,841
Real estate owned held for sale, net	81,621	222,621
Premises and equipment, net	1,920,602	1,769,278
Deferred income taxes	1,199,132	1,359,079
Other assets	589,902	569,180

Total assets	$132,529,581	$109,344,267

Liabilities and Stockholders' Equity
Deposits:
Demand	$29,831,064	$23,977,619
Savings and NOW	26,730,867	21,547,324
Money market	22,014,562	13,405,082
Time deposits:
Under $100,000	19,705,129	17,976,949
$100,000 and over	16,117,624	14,576,217

Total deposits	114,399,246	91,483,191

Escrow payable	10,380	320
Other liabilities	445,371	484,228
Short-term borrowings	2,006,783	1,013,495
Long-term debt	3,780,155	4,780,155

Total liabilities	120,641,935	97,761,389

Stockholders' Equity:
Preferred stock of no par value, authorized 5,000,000 shares, no shares issued	—	—
Common Stock, par value $1; authorized 3,500,000 shares, issued 1,036,999 shares at 3/31/03 and 1,036,999 at 12/31/02	1,036,999	1,036,999
Capital in excess of par value	16,208,535	16,208,535
Accumulated deficit	(5,372,970)	(5,677,981)
Accumulated other comprehensive income	15,082	15,325

Total stockholders' equity	11,887,646	11,582,878

Total liabilities and stockholders' equity	$132,529,581	$109,344,267

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net Income	$305,011	$309,713
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	71,097	38,885
Provision for loan losses	280,000	91,400
Amortization of investment security discount	25,634	4,924
Amortization of loan fees and discounts, net	(4,529)	58,265
Net (gain) loss on sale of other real estate owned	(43,999)	(32,550)
(Increase) decrease in other assets	139,225	(344,367)
Increase (decrease) in other liabilities	(28,797)	3,691,404

Net cash provided by (used in) operating activities	743,642	3,817,674

Cash flows from investing activities:
Loans originated—non-bank subsidiaries	—	(118,250)
Principal collected—non-bank subsidiaries	2,116	915
Loan originations, net of collections	(6,394,098)	(11,756,082)
Purchases of securities available-for-sale	(19,958,873)	(999,063)
Purchases of securities held-to-maturity	(21,689,648)	(1,455,851)
Investment made in other real estate owned	(449,973)	(619,083)
Proceeds received from maturity of securities available-for-sale	27,091,556	763,806
Proceeds received from maturity of securities held to maturity	1,222,659	1,393,677
Proceeds from real estate owned	634,972	792,919
Purchases of premises and equipment	(222,421)	(1,332,705)

Net cash provided by (used in) investing activities	(19,763,710)	(13,329,717)

Cash flow from financing activities:
Net increase (decrease) in demand deposits, savings accounts, NOW accounts and money market accounts	19,646,468	(1,623,705)
Certificates of deposit sold (matured), net	3,269,587	2,604,606
Net change in short-term borrowings	(6,712)	3,203,997
Proceeds from sale of common stock	—	5,600

Net cash provided by (used in) financing activities	22,909,343	4,190,498

Net increase (decrease) in cash and cash equivalents	3,889,275	(5,321,545)
Cash and cash equivalents at beginning of the year	14,042,495	19,425,935

Cash and cash equivalents at end of the quarter	$17,931,770	$14,104,390

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest on deposits and other borrowings	$964,873	$848,522
Income taxes	—	5,527
Non-Cash Items:
Effect on stockholders' equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(243)	$5,622
Reclass long-term debt to short-term debt	$1,013,495	$—

Notes to Consolidated Financial Statements

Note 1—	The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2—	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3—	On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Note 4—	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5—	The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, are presented within this report.

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Six Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$59,558,850	$2,220,238	7.52%	$43,661,297	$1,712,750	7.91%
Real estate construction	9,061,988	385,374	8.58%	8,036,000	344,225	8.64%
Real estate mortgage	5,881,111	177,840	6.10%	5,607,851	218,891	7.87%
Installment	5,205,178	134,378	5.21%	3,367,287	137,310	8.22%

Total loans	79,707,127	2,917,830	7.38%	60,672,435	2,413,176	8.02%

Interest-bearing deposits	1,542,994	7,194	0.94%	241,189	2,798	2.34%
Federal funds sold	25,612,966	153,564	1.21%	12,768,685	105,189	1.66%
Investment securities (1)	8,238,475	86,502	2.12%	5,611,162	136,414	4.90%

Total earning assets	115,101,562	3,165,090	5.55%	79,293,471	2,657,577	6.76%

Noninterest-earning assets
Cash and due from banks	4,363,449			3,207,176
Other assets	3,621,311			3,125,475
Allowance for loan losses	(1,396,031)			(1,090,534)

Total assets	$121,690,291			$84,535,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$24,675,778	236,118	1.93%	13,586,872	167,724	2.49%
Money market accounts	15,592,037	80,523	1.04%	13,076,636	111,771	1.72%
Time:
Under $100,000	19,495,048	315,127	3.26%	15,699,205	315,291	4.05%
$100,000 and over	15,851,558	219,757	2.80%	11,500,172	223,887	3.93%

Total interest-bearing deposits	75,614,421	851,525	2.27%	53,862,885	818,673	3.07%
Short-term borrowings	1,172,062	16,286	2.80%	932,843	21,357	4.62%
Long-term debt	4,617,691	101,967	4.45%	—	—	0.00%

Total interest-bearing liabilities	81,404,174	969,778	2.40%	54,795,728	840,030	3.09%

Non interest-bearing liabilities:
Demand deposits	28,056,543			17,571,701
Other liabilities	519,322			1,180,272
Stockholders' equity	11,710,252			10,987,887

Total liabilities and stockholders' equity	$121,690,291			$84,535,588

Net interest income		$2,195,312			$1,817,547

Net interest margin (1)			3.85%			4.62%

Net interest spread (2)			3.14%			3.67%

Fees included in loan income		$131,497			$85,521

Taxable equivalent adjustment		$—			$—

Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

(1)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of shareholders' equity.

(2)	Net interest income divided by total earning assets.

(3)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

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

A.	Results of Operations for the Six Months Ended June 30, 2003 as Compared to the Six Months Ended June 30, 2002

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC) which is presented on a consolidated basis. UFBC reported net income of $305,011 for the six-month period ended June 30, 2003. This compares with net income of $309,713 for the same period of 2002. Basic earnings per share were $.29 for the first six months ended June 30, 2003 compared to $.30 for the first six months of 2002.

Net Interest Income

For the six-month period ended June 30, 2003, net interest income increased $377,765 or 20.8% from $1,817,547 at June 30, 2002 to $2,195,312 at June 30, 2003 (Consolidated Statements of Income and Comprehensive Income table). The numerical change masks the impact of the current rate environment as shown in the decreased net interest margin. The net interest margin of 3.85% at June 30, 2003 was notably less than the June 30, 2002 net interest margin of 4.62% (Consolidated Average Balances table). The decreases in the prime interest rate have significantly contributed to the decline in the net interest margin. However, an increased volume of earning assets and repriced liabilities helped offset the decreased net interest margin and contributed to the increased net interest income at June 30, 2003. The same factors influenced the net interest income comparison for the second quarters of 2003 and 2002.

As shown in the Rate Volume Variance Table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $430,464 during the first six months of 2003 when compared to 2002. The yield on total earning assets decreased 121 basis points from 6.76% at June 30, 2002 to 5.55% at June 30, 2003 (Consolidated Average Balances table). However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). At June 30, 2003, average total earning assets increased $35,808,091 or 45.2% compared to the first six months of June 30, 2002 (Consolidated Average Balances table). The increased volume of earning assets contributed $937,977 to earnings when comparing the six month periods ended June 30, 2003 and 2002 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $507,513 in interest income (or earning assets) from $2,657,577 at June 30, 2002 to $3,165,090 at June 30, 2003.

Interest expense increased $129,748 or 15.5% from $840,030 at June 30, 2002 to $969,778 at June 30, 2003 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of interest-bearing deposits and borrowings. The average volume of interest-bearing deposits increased $21,751,536 or 40.4% during the past year (Consolidated Average Balances table) and short-term borrowings and long-term debt increased $4,856,910 during the same period. Average total interest-bearing liabilities increased $26,608,446 or 48.6% from $54,795,728 at June 30, 2002 to $81,404,174 at June 30, 2003. The volume increase added $324,811 of interest expense during the first six months of 2003 (Rate Volume Variance table) compared to 2002. The compressed rate environment favorably impacted interest expense and mitigated its increase due to volume by $195,063 (Rate Volume Variance table).

Analysis of the Changes in the Components of Net Interest Income (tax equivalent basis)

For the Six Months Ended June 30,	2003 Compared to 2002
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	507,488	(116,143)	623,631
Real estate—construction	41,149	(2,800)	43,949
Real estate—mortgage	(41,051)	(51,717)	10,666
Installment	(2,932)	(77,877)	74,945

Total loans	504,654	(248,536)	753,190
Interest-bearing deposits	4,396	(10,706)	15,102
Federal funds sold	48,375	(57,437)	105,812
Investment securities	(49,912)	(113,785)	63,873

Total interest income	507,513	(430,464)	937,977

Interest expense:
Savings and NOW accounts	68,394	(68,494)	136,888
Money markets accounts	(31,248)	(52,748)	21,500
Time:
Under $100,000	(164)	(76,397)	76,233
$100,000 and over	(4,130)	(88,843)	84,713
Short-term borrowings	(5,071)	(10,548)	5,477
Long-term debt	101,967	101,967	—

Total interest expense	129,748	(195,063)	324,811

Net interest income	377,765	(235,402)	613,167

The cost of interest-bearing liabilities decreased 69 basis points from 3.09% at June 30, 2002 to 2.40 at June 30, 2003 (Consolidated Average Balances table). The drop was primarily attributable to the growth and repricing of deposits during the lower rate environment. The growth of noninterest-bearing or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $10,484,842 or 59.7% from $17,571,701 at June 30, 2002 to $28,056,543 at June 30, 2003.

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

Provision for loan loss expense increased $188,600 or 206.6% from $91,400 at June 30, 2002 to $280,000 at June 30, 2003. Charge-offs net of recoveries totaled $20,458 during the first six months of 2003 versus $24,880 during the same period of 2002. Loan growth since June 30, 2002 was a material factor contributing to the variance between the 2003 and 2002 provision for loan loss expense. Average total loans increased $19,034,692 or 31.4% from $60,672,435at June 30, 2002 to $79,707,127 at June 30, 2003.

Noninterest Income

Total noninterest income increased $83,071 or 40.8% during the past year since June 2002. The increase was primarily attributable to income generated by the increased volume of deposits and also explains the $57,015 or 39.2% increase in other income when comparing June 30, 2002 and June 30, 2003.

Noninterest Expense

Total noninterest expense increased $274,361 or 18.7% during the past year since June 2002. The increase was primarily attributable to additional staffing for business expansion, most notably the opening of the Reston, Virginia branch. Salaries and employee benefits increased $101,696 or 11.7% during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Expansion expenses such as occupancy, furniture and equipment depreciation and data processing also contributed to the increase. Occupancy, furniture and equipment depreciation and data processing increased $90,363 or 27.7% during the first six months of 2003 compared to the first six months of 2002.

Income Taxes

The provision for income taxes increased $2,577 or 1.7% from $154,365 at June 30, 2002 to $156,942 at June 30, 2003. The tax liability was accrued at the historic rate of 34.0%.

B.    Financial Condition as of June 30, 2003

General

During the first quarter of 2003, the Bank entered into a lease for a branch location in Vienna, Virginia. Operations are expected to commence in September 2003.

Assets

Total assets increased $23,185,314 or 21.2% during the first six months of 2003. The increase was attributable to an increased volume of deposits which were invested in loans, federal funds sold, and investment securities. The balance of available-for-sale investment securities is inflated as shown on the balance sheet. For tax purposes, the Bank purchased $20,000,000 of an overnight government security on June 30, 2003. The average balance of investment securities totaled $8,238,475 for the first six months of 2003.

Loans

Loans net of unearned income increased $6,374,576 or 8.4% from $76,217,605 at December 31, 2002 to $82,592,181 at June 30, 2003. The increase was funded by liquidity available in federal funds sold and an increased volume of deposits.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

At June 30, 2003 and December 31, 2002, the allowance for loan losses was $1,509,829 or 1.8% and $1,251,764 or 1.6%, respectively, of total loans. Impaired loans, for the six-month period ended June 30, 2003, totaled $34,583, of which $8,014 was held by BVCI and $26,569 was held by the Bank. This compares to a balance of $54,786 at December 31, 2002, of which $8,679 was held by BVCI and $46,107 was held by the Bank. Charge-offs net of recoveries totaled $20,458 during the first six months of 2003 versus $24,880 during the same period of 2002. Of the impaired loans outstanding at June 30, 2003 and December 31, 2002, non-accrual loans totaled $34,583 and $54,786, respectively.

Deferred Tax Asset

The deferred income tax credits primarily resulted from net operating loss carryforwards. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the tax asset.

Deposits

During the first six months of 2003, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $19,646,833 or 33.3% from $58,967,646 at December 31, 2002 to $78,614,295 at June 30, 2003. The increases since December 31, 2002 were as follows: demand deposits (noninterest-bearing)—$5,853,445 or 24.4%, money market deposits—$8,609,480 or 64.2% and savings and NOW deposits - $5,183,543 or 24.1%.

Other Liabilities and Equity

During the second quarter of 2003, $1,000,000 of long-term debt was reclassified to short-term borrowings due to its maturity status. The debt consists of $5,000,000 of advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $786,938 from a financial institution. The FHLBA advances have been used to match fund lending. The $786,938 was used to purchase the Reston branch. Stockholders’ equity increased $304,768 or 2.6% during the six months ended June 30, 2003 when compared to the year ended December 31, 2002. The first six months earnings accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 30.8% of average total assets at June 30, 2003 compared to 25.9% at June 30, 2002 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At June 30, 2003, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$2,091,074	$21,499,417
U.S. Treasury	1,277,929	—
Mortgage-backed Securities	2,248,967	278,736
Mutual Funds	2,015,329	—
Equity	312,750	—

Total	$7,946,049	$21,778,153

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2003, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since December 31, 2002 that management believes would result in the institution not being adequately capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:

Total capital (to risk-weighted assets)
Company	12,137,651	13.55%	7,164,152	8.00%	8,955,190	10.00%
The Business Bank	10,848,576	12.41%	6,993,273	8.00%	8,741,591	10.00%
Tier 1 capital (to risk-weighted assets)
Company	11,013,432	12.30%	3,582,076	4.00%	5,373,114	6.00%
The Business Bank	9,750,765	11.15%	3,496,636	4.00%	5,244,955	6.00%
Tier 1 capital (to average assets)
Company	11,013,432	8.51%	5,178,675	4.00%	6,473,344	5.00%
The Business Bank	9,750,765	7.84%	4,974,881	4.00%	6,218,601	5.00%

As of June 30, 2002:

Total capital (to risk-weighted assets)
Company	10,478,956	15.31%	5,474,388	8.00%	6,842,985	10.00%
The Business Bank	9,441,205	14.44%	5,231,488	8.00%	6,539,361	10.00%
Tier 1 capital (to risk-weighted assets)
Company	9,620,327	14.06%	2,737,194	4.00%	4,105,791	6.00%
The Business Bank	8,620,086	13.18%	2,615,744	4.00%	3,923,616	6.00%
Tier 1 capital (to average assets)
Company	9,620,327	11.27%	3,413,484	4.00%	4,266,855	5.00%
The Business Bank	8,620,086	10.48%	3,289,911	4.00%	4,112,388	5.00%

Earnings Per Share

The following table is a reconciliation of earnings per common share as computed under SFAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
For the six months ended June 30, 2003
Net Income	$305,011
Income available to common stockholders	$305,011	1,036,999	$.29

For the six months ended June 30, 2002
Net Income	$309,713
Income available to common stockholders	$309,713	1,035,557	$.30

Diluted Earnings Per Share:
For the six months ended June 30, 2003
Net Income available to common stockholders	$305,011	1,036,999
Add: Contracts to issue common stock
Option - expires 01/27/07		1,063
Options - expire 12/31/05 - 01/26/13		62,733

Weighted-average diluted shares		63,796
Diluted earnings per common share:	$305,011	1,100,795	$.28

For the six months ended June 30, 2003
Net Income available to common stockholders	$309,713	1,035,557
Add: Contracts to issue common stock
Option - expires 01/27/07		909
Options - expire 12/31/05 - 6/30/08		48,418

Weighted-average diluted shares		49,327
Diluted earnings per common share:	$309,713	1,084,884	$.29

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported	$214,307	$167,838	$305,011	$309,713

Deduct: total stock-based employee compensation expense determined based on fair value methodof awards, net of tax	—	—	(19,231)	(29,104)

Pro forma net income	$214,307	$167,838	$285,780	$280,609

Basic earnings per share:
As reported	$0.21	$0.16	$0.29	$0.30
Pro forma	$0.21	$0.16	$0.27	$0.27

Diluted earnings per share:
As reported	$0.19	$0.15	$0.28	$0.29
Pro forma	$0.19	$0.15	$0.26	$0.25

Assumptions
Risk-free interest rate	2.84%	4.60%	2.84%	4.60%
Dividend yield	—	—	—	—
Volatility factor	10.00%	10.00%	10.00%	10.00%
Weighted average expected life (years)	n/a	n/a	7.3	8.0

ITEM 3:    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of June 30, 2003 which would have a material adverse effect on the Company’s financial statements.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4)	At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 6, 2003, the shareholders elected Manuel V. Fernandez, William J. McCormick, Jr. and Robert W. Pitts to serve as Class One directors until the 2006 Annual Meeting of Shareholders. The vote was as follows:

Nominees:	For	Withheld	Votes Cast
Class 1 Directors
Manuel V. Fernandez	956,930	54	956,984
William J. McCormick, Jr.	956,930	54	956,984
Robert W. Pitts	956,930	54	956,984

Previously, Mr. Edward Pechan and Mr. Harold Rauner were elected by Shareholders to serve as Class Two directors until the 2004 Annual Meeting of Shareholders. Mr. Dennis I. Meyer, Mrs. Sharon A. Stakes and Mr. Jeffery T. Valcourt were elected by Shareholders to serve as Class Three directors until the 2005 Annual Meeting of Shareholders. The three classes of directors constitute the Board of Directors.

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on June 6, 2003, the shareholders also voted to approve the 2003 Directors Stock Plan, the 2003 Executive Stock Plan and Ratified the Appointment of Brown, Dakes, Wannall & Maxfield, P.C. as the independent auditors for 2003.

Proposal	For	Withheld	Votes Cast
2003 Directors Stock Plan	946,951	18,870	965,821
2003 Executive Stock Plan	946,894	18,927	965,821
Ratify Appointment of Auditors	956,720	299	957,019

ITEM	6: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31 (a) Certification of Chief Executive Officer

31 (b) Certification of Chief Financial Officer

32 (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32 (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL BANKING COMPANIES, INC.

/ s / HAROLD C. RAUNER

Date: August 14, 2003	By:	Harold C. Rauner President and CEO

/ s / LISA M. PORTER

Date: August 14, 2003	By:	Lisa M. Porter Chief Financial Officer