Form 10QSB
period 2003-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2003-10-22
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File No. 0-13395

UNITED FINANCIAL BANKING

COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,037,062 Shares Outstanding

as of September 30, 2003

Transitional Small Business Disclosure Format: Yes ☐    No ☒

Part 1. Financial Information

Item 1:	Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income / Results of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$1,506,426	$1,382,649	$4,424,256	$3,795,825
Interest on investment securities	46,739	61,481	133,241	197,895
Interest on federal funds sold	68,564	36,934	222,128	142,123
Interest on interest-bearing deposits	4,307	6,446	11,501	9,244

Total interest income	1,626,036	1,487,510	4,791,126	4,145,087

Interest expense:
Interest on deposits	407,321	416,874	1,258,846	1,235,547
Interest on short-term borrowings	14,903	—	31,189	12,916
Interest on long-term debt	44,922	60,824	146,889	69,265

Total interest expense	467,146	477,698	1,436,924	1,317,728

Net interest income	1,158,890	1,009,812	3,354,202	2,827,359

Provision for loan losses	—	62,400	280,000	153,800

Net interest income after provision for loan losses	1,158,890	947,412	3,074,202	2,673,559
Noninterest income:
Gain (loss) on sale of real estate owned and other earning assets	31,108	54,457	75,107	88,782
Loan servicing and other fees	19,697	16,820	59,783	40,524
Other income	109,345	93,032	311,844	238,516

Total noninterest income	160,150	164,309	446,734	367,822

Noninterest expense:
Salaries	426,805	387,213	1,248,037	1,122,947
Employee benefits	75,655	62,204	225,874	196,225
Occupancy	135,866	99,922	352,275	282,690
Furniture and equipment	52,364	33,804	148,099	93,097
Data processing	52,734	42,129	156,851	125,966
Other insurance	11,155	9,047	30,694	25,359
Real estate owned holding expense	24	4,233	2,603	14,029
Legal	5,311	8,450	27,261	19,350
FDIC / FICO bond insurance	3,768	3,040	10,628	8,851
Other expense	168,527	128,079	469,830	355,189

Total noninterest expense	932,209	778,121	2,672,152	2,243,703

Income (loss) before income taxes	386,831	333,600	848,784	797,678
Provision (credit) for income taxes	131,645	116,846	288,587	271,211

Net income (loss)	$255,186	$216,754	$560,197	$526,467

Net income (loss) per common share (Note 3)
Basic	$0.25	$0.21	$0.54	$0.51

Diluted	$0.23	$0.20	$0.51	$0.48

Comprehensive Income (Note 4)
Net income	$255,186	$216,754	$560,197	$526,467
Other comprehensive income, net of tax Unrealized gains (losses) on available-for-sale securities	(18,548)	18,516	(18,791)	24,138

Comprehensive income	$236,638	$235,270	$541,406	$550,605

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets / Financial Condition

	(Unaudited) September 30, 2003	(Audited) December 31, 2002
Assets
Cash and due from banks	$4,334,132	$5,064,434
Interest-bearing deposits in other banks	1,809,197	928,061
Federal funds sold	15,175,000	8,050,000
Investment Securities:
Available-for-sale (AFS)	24,239,880	15,101,994
Held-to-maturity (HTM)	1,558,128	1,313,779
Loans, net of unearned
income of $290,855 and $219,870	86,736,941	76,217,605
Less: Allowance for loan losses	(1,515,382)	(1,251,764)

Net loans	85,221,559	74,965,841
Real estate owned held for sale, net	132,406	222,621
Premises and equipment, net	2,055,877	1,769,278
Deferred income taxes	1,114,444	1,359,079
Other assets	716,867	569,180

Total assets	$136,357,490	$109,344,267

Liabilities and Stockholders’ Equity
Deposits:
Demand	$34,787,154	$23,977,619
Savings and NOW	32,055,027	21,547,324
Money market	16,204,008	13,405,082
Time deposits:
Under $100,000	18,774,126	17,976,949
$100,000 and over	15,565,647	14,576,217

Total deposits	117,385,962	91,483,191

Escrow payable	564,568	320
Other liabilities	498,390	484,228
Short-term borrowings	2,003,486	1,013,495
Long-term debt	3,780,155	4,780,155

Total liabilities	124,232,561	97,761,389

Stockholders’ Equity:
Preferred stock of no par value, authorized 5,000,000 shares, no shares issued	—	—
Common Stock, par value $1; authorized 3,500,000 shares, issued 1,037,062 shares at 9/30/03 and 1,036,999 at 12/31/02	1,037,062	1,036,999
Capital in excess of par value	16,209,117	16,208,535
Accumulated deficit	(5,117,784)	(5,677,981)
Accumulated other comprehensive income	(3,466)	15,325

Total stockholders’ equity	12,124,929	11,582,878

Total liabilities and stockholders’ equity	$136,357,490	$109,344,267

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net Income	$560,197	$526,467
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	106,725	56,824
Provision for loan losses	280,000	153,800
Amortization of investment security discount	46,473	7,771
Amortization of loan fees and discounts, net	(73,780)	100,782
Net (gain) loss on sale of other real estate owned	(75,107)	(88,783)
(Increase) decrease in other assets	96,948	(369,871)
Increase (decrease) in other liabilities	578,410	990,855

Net cash provided by (used in) operating activities	1,519,866	1,377,845

Cash flows from investing activities:
Loans originated – non-bank subsidiaries	—	(118,250)
Principal collected – non-bank subsidiaries	3,034	119,437
Loan originations, net of collections	(10,464,972)	(13,032,650)
Purchases of securities available-for-sale	(36,740,777)	(1,068,863)
Purchases of securities held-to-maturity	(21,689,648)	(1,955,851)
Investment made in other real estate owned	(913,978)	(1,447,713)
Proceeds received from maturity of securities available-for-sale	27,537,627	1,059,412
Proceeds received from maturity of securities held to maturity	21,445,299	2,422,877
Proceeds from real estate owned	1,079,300	1,569,562
Purchases of premises and equipment	(393,324)	(1,440,600)

Net cash provided by (used in) investing activities	(20,137,439)	(13,892,639)

Cash flow from financing activities:
Net increase (decrease) in demand deposits, savings accounts, NOW accounts and money market accounts	24,116,164	8,902,266
Certificates of deposit sold (matured), net	1,786,607	1,966,255
Net change in short-term borrowings	(10,009)	3,196,924
Proceeds from sale of common stock	645	5,600

Net cash provided by (used in) financing activities	25,893,407	14,071,045

Net increase (decrease) in cash and cash equivalents	7,275,834	1,556,251
Cash and cash equivalents at beginning of the year	14,042,495	19,425,935

Cash and cash equivalents at end of the quarter	$21,318,329	$20,982,186

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest on deposits and other borrowings	$1,444,357	$1,332,696
Income taxes	—	9,856

Non-Cash Items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(18,791)	$24,138
Reclass long-term debt to short-term debt	$1,013,495	$—

Notes to Consolidated Financial Statements

Note 1 -	The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 -	On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, are presented within this report.

UNITED FINANCIAL BANKING COMPANIES, INC.
CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/
YIELDS AND RATES

	For the Nine Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$60,810,058	$3,257,103	7.16%	$46,542,044	$2,706,803	7.78%
Real estate construction	9,155,338	570,530	8.33%	8,547,438	549,877	8.60%
Real estate mortgage	6,425,563	299,643	6.23%	5,571,248	319,154	7.66%
Installment	5,254,371	296,980	7.56%	3,347,817	219,991	8.79%

Total loans	81,645,330	4,424,256	7.25%	64,008,547	3,795,825	7.93%

Interest-bearing deposits	1,639,593	11,501	0.94%	653,331	9,244	1.89%
Federal funds sold	26,363,390	222,128	1.13%	11,426,339	142,123	1.66%
Investment securities (1)	8,812,187	133,241	2.02%	5,537,721	197,895	4.78%

Total earning assets	118,460,500	4,791,126	5.41%	81,625,938	4,145,087	6.79%

Noninterest-earning assets
Cash and due from banks	4,507,667			3,224,026
Other assets	3,631,032			3,651,708
Allowance for loan losses	(1,435,209)			(1,177,902)

Total assets	$125,163,990			$87,323,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$26,225,614	353,160	1.80%	$14,373,019	273,078	2.54%
Money market accounts	16,408,089	121,654	0.99%	12,219,038	156,235	1.71%
Time:
Under $100,000	19,405,915	460,251	3.17%	16,185,129	476,475	3.94%
$100,000 and over	16,015,843	323,781	2.70%	11,543,311	329,759	3.82%

Total interest-bearing deposits	78,055,461	1,258,846	2.27%	54,320,497	1,235,547	3.04%
Short-term borrowings	1,468,020	31,189	2.84%	364,852	12,916	4.72%
Long-term debt	4,320,048	146,889	4.55%	2,189,694	69,265	4.22%

Total interest-bearing liabilities	83,843,529	1,436,924	2.29%	56,875,043	1,317,728	3.10%

Non interest-bearing liabilities:
Demand deposits	28,917,971			18,188,510
Other liabilities	583,026			1,171,258
Stockholders’ equity	11,819,464			11,088,959

Total liabilities and stockholders’ equity	$125,163,990			$87,323,770

Net interest income		$3,354,202			$2,827,359

Net interest margin (1)			3.79%			4.63%

Net interest spread (2)			3.12%			3.69%

Fees included in loan income		$192,503			$174,863

Taxable equivalent adjustment		$—			$—

Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

(1)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of shareholders’ equity.

(2)	Net interest income divided by total earning assets.

(3)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.	Results of Operations for the Nine Months Ended September 30, 2003 as Compared to the Nine Months Ended September 30, 2002

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC) which is presented on a consolidated basis. UFBC reported net income of $560,197 for the nine-month period ended September 30, 2003. This compares with net income of $526,467 for the same period of 2002. Basic earnings per share were $.54 for the first nine months ended September 30, 2003 compared to $.51 for the first nine months of 2002.

Net Interest Income

For the nine-month period ended September 30, 2003, net interest income increased $526,843 or 18.6% from $2,827,359 at September 30, 2002 to $3,354,202 at September 30, 2003 (Consolidated Statements of Income and Comprehensive Income table). The numerical change masks the impact of the current rate environment as shown in the decreased net interest margin. The net interest margin of 3.79% at September 30, 2003 was notably less than the September 30, 2002 net interest margin of 4.63% (Consolidated Average Balances table). The decreases in the prime interest rate have significantly contributed to the decline in the net interest margin. However, an increased volume of earning assets and repriced liabilities helped offset the decreased net interest margin and contributed to the increased net interest income at September 30, 2003. The same factors influenced the net interest income comparison for the second quarters of 2003 and 2002.

As shown in the Rate Volume Variance Table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $646,039 during the first nine months of 2003 when compared to 2002. The yield on total earning assets decreased 138 basis points from 6.79% at September 30, 2002 to 5.41% at September 30, 2003 (Consolidated Average Balances table). However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). At September 30, 2003, average total earning assets increased $36,834,562 or 45.1% compared to the first nine months of September 30, 2002 (Consolidated Average Balances table). The increased volume of earning assets contributed $1,359,894 to earnings when comparing the nine month periods ended September 30, 2003 and 2002 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $646,039 in interest income (or earning assets) from $4,145,087 at September 30, 2002 to $4,791,126 at September 30, 2003.

Interest expense increased $119,196 or 9.1% from $1,317,728 at September 30, 2002 to $1,436,924 at September 30, 2003 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of interest-bearing deposits and borrowings. The average volume of interest-bearing deposits increased $23,734,964 or 43.7% during the past year (Consolidated Average Balances table) and short-term borrowings and long-term debt increased $3,233,522 during the same period. Average total interest-bearing liabilities increased $26,968,486 or 47.4% from $56,875,043 at September 30, 2002 to $83,843,529 at September 30, 2003. The volume increase added $607,779 of interest expense during the first nine months of 2003 (Rate Volume Variance table) compared to 2002. The compressed rate environment favorably impacted interest expense and mitigated its increase due to volume by $488,583 (Rate Volume Variance table).

TABLE 3 Analysis of the Changes in the Components of Net Interest Income (tax equivalent basis)

For the Nine Months Ended September 30,	2003 Compared to 2002
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$550,300	$(279,502)	$829,802
Real estate – construction	20,653	(18,455)	39,108
Real estate – mortgage	(19,511)	(68,451)	48,940
Installment	76,989	(48,294)	125,283

Total loans	628,431	(414,702)	1,043,133
Interest-bearing deposits	2,257	(11,698)	13,955
Federal funds sold	80,005	(105,785)	185,790
Investment securities	(64,654)	(181,670)	117,016

Total interest income	646,039	(713,855)	1,359,894

Interest expense:
Savings and NOW accounts	80,082	(145,110)	225,192
Money markets accounts	(34,581)	(88,143)	53,562
Time:
Under $100,000	(16,224)	(111,041)	94,817
$100,000 and over	(5,978)	(133,745)	127,767
Short-term borrowings	18,273	(20,780)	39,053
Long-term debt	77,624	10,236	67,388

Total interest expense	119,196	(488,583)	607,779

Net interest income	$526,843	$(225,272)	$752,115

The cost of interest-bearing liabilities decreased 81 basis points from 3.10% at September 30, 2002 to 2.29 at September 30, 2003 (Consolidated Average Balances table). The drop was primarily attributable to the growth and repricing of deposits during the lower rate environment. The growth of noninterest-bearing or demand deposits also contributed favorably to net interest income. As shown in the Consolidated Average Balances table, average demand deposits increased $10,729,461 or 58.9% from $18,188,510 at September 30, 2002 to $28,917,971 at September 30, 2003.

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

Provision for loan loss expense increased $126,200 or 82.1% from $153,800 at September 30, 2002 to $280,000 at September 30, 2003. Charge-offs net of recoveries totaled $16,382 during the first nine months of 2003 versus $24,880 during the same period of 2002. Loan growth since September 30, 2002 was a material factor contributing to the variance between the 2003 and 2002 provision for loan loss expense. Average total loans increased $17,636,783 or 27.6% from $64,008,547 at September 30, 2002 to $81,645,330 at September 30, 2003.

Noninterest Income

Total noninterest income increased $78,912 or 21.5% since the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003. The increase was primarily attributable to income generated by the increased volume of deposits and also explains the $73,328 or 30.7% increase in other income when comparing September 30, 2002 and September 30, 2003.

Noninterest Expense

Total noninterest expense increased $428,449 or 19.1% since the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003. The increase was primarily attributable to additional staffing for business expansion, most notably the opening of the Vienna, Virginia branch. Salaries and employee benefits increased $154,739 or 11.7% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Expansion expenses such as occupancy, furniture and equipment depreciation and data processing also contributed to the increase. Occupancy, furniture and equipment depreciation and data processing increased $155,472 or 30.9% during the first nine months of 2003 compared to the first nine months of 2002.

Income Taxes

The provision for income taxes increased $17,376 or 6.4% from $271,211 at September 30, 2002 to $288,587 at September 30, 2003. The tax liability was accrued at the historic rate of 34.0%. The Company does not expect to pay taxes for the year ending December 31, 2003 because the tax liability reduces the deferred tax asset shown on the balance sheet.

B.	Financial Condition as of September 30, 2003

General

During the first quarter of 2003, the Bank entered into a lease for a branch location in Vienna, Virginia. Operations commenced in September 2003.

Assets

Total assets increased $27,013,223 or 24.7% during the first nine months of 2003. The increase was primarily attributable to an increased volume of deposits which were invested in loans, federal funds sold, and investment securities. The balance of available-for-sale investment securities is inflated as shown on the balance sheet. For tax purposes, the Bank purchased $15,000,000 of an overnight government security on September 30, 2003. The average balance of investment securities totaled $8,812,187 for the first nine months of 2003.

Loans

Loans net of unearned income increased $10,519,336 or 13.8% from $76,217,605 at December 31, 2002 to $86,736,941 at September 30, 2003. The increase was funded by liquidity available in federal funds sold and an increased volume of deposits.

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

At September 30, 2003 and December 31, 2002, the allowance for loan losses was $1,515,382 or 1.7% and $1,251,764 or 1.6%, respectively, of total loans. Impaired loans, for the nine-month period ended September 30, 2003, totaled $33,900, of which $7,571 was held by BVCI and $26,329 was held by the Bank. This compares to a balance of $54,786 at December 31, 2002, of which $8,679 was held by BVCI and $46,107 was held by the Bank. Charge-offs net of recoveries totaled $16,382 during the first nine months of 2003 versus $24,880 during the same period of 2002. Of the impaired loans outstanding at September 30, 2003 and December 31, 2002, non-accrual loans totaled $33,900 and $54,786, respectively.

Premises and Equipment

Premises and equipment increased $286,599 or 16.2% during the nine months since December 31, 2001. The increase was due to the opening of the Vienna branch and moving the operations department from the Tysons location to Vienna.

Deferred Tax Asset

The deferred income tax credits primarily resulted from net operating loss carryforwards. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the tax asset.

Deposits

During the first nine months of 2003, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $24,116,164 or 40.9% from $58,930,025 at December 31, 2002 to $83,046,189 at September 30, 2003. The increases since December 31, 2002 were as follows: demand deposits (noninterest-bearing)—$10,809,535 or 45.1%, money market deposits—$10,507,703 or 48.8% and savings and NOW deposits - $2,798,926 or 20.9%.

Other Liabilities and Equity

During the second quarter of 2003, $1,000,000 of long-term debt was reclassified to short-term borrowings due to its maturity status. Debt consists of $5,000,000 of advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $783,641 from a financial institution. The FHLBA advances have been used to match fund lending. The $783,641 was used to purchase the Reston branch. Stockholders’ equity increased $542,051 or 4.7% during the nine months ended September 30, 2003 when compared to the year ended December 31, 2002. The first nine months earnings primarily accounted for the variance in stockholders’ equity. Stock options to purchase sixty-three shares of common stock were exercised during the third quarter of 2003 and also contributed to increased equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 33.0% of average total assets at September 30, 2003 compared to 21.4% at September 30, 2002 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At September 30, 2003, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$18,274,337	$1,498,234
U.S. Treasury	1,009,570	—
Mortgage-backed Securities	2,163,337	59,894
Mutual Funds	2,277,683	—
Corporate Debt Securities	202,203	—
Equity	312,750	—

Total	$24,239,880	$1,558,128

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2003, the Company and the Bank met the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the bank subsidiary must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There have been no conditions or events since September 30, 2002 that management believes would result in the institution not being adequately capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Total capital (to risk-weighted assets)
Company	12,407,155	13.89%	7,144,169	8.00%	8,930,211	10.00%
The Business Bank	11,078,370	12.72%	6,968,160	8.00%	8,710,201	10.00%
Tier 1 capital (to risk-weighted assets)
Company	11,285,951	12.64%	3,572,084	4.00%	5,358,126	6.00%
The Business Bank	9,984,366	11.46%	3,484,080	4.00%	5,226,120	6.00%
Tier 1 capital (to average assets)
Company	11,285,951	8.60%	5,250,758	4.00%	6,563,447	5.00%
The Business Bank	9,984,366	7.68%	5,200,570	4.00%	6,500,713	5.00%
As of September 30, 2002:
Total capital (to risk-weighted assets)
Company	10,781,462	14.32%	6,024,691	8.00%	7,530,864	10.00%
The Business Bank	9,919,936	13.71%	5,788,474	8.00%	7,235,593	10.00%
Tier 1 capital (to risk-weighted assets)
Company	9,837,081	13.06%	3,012,345	4.00%	4,518,518	6.00%
The Business Bank	9,012,034	12.46%	2,894,237	4.00%	4,341,356	6.00%
Tier 1 capital (to average assets)
Company	9,837,081	10.59%	3,716,006	4.00%	4,645,007	5.00%
The Business Bank	9,012,034	10.16%	3,546,484	4.00%	4,433,105	5.00%

Earnings Per Share

The following table is a reconciliation of earnings per common share as computed under SFAS 128.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
For the nine months ended September 30, 2003
Net Income	$560,197
Income available to common stockholders	$560,197	1,037,012	$.54

For the nine months ended September 30, 2002
Net Income	$526,467
Income available to common stockholders	$526,467	1,035,706	$.51

Diluted Earnings Per Share:
For the nine months ended September 30, 2003
Net Income available to common stockholders	$560,197	1,037,012
Add: Contracts to issue common stock
Option – expires 01/27/07		1,091
Options – expire 12/31/05 – 01/26/13		65,019

Weighted-average diluted shares		66,110
Diluted earnings per common share:	$560,197	1,103,122	$.51

For the nine months ended September 30, 2002
Net Income available to common stockholders	$526,467	1,035,706
Add: Contracts to issue common stock
Option – expires 01/27/07		909
Options – expire 12/31/05 – 6/30/08		51,033

Weighted-average diluted shares		51,942
Diluted earnings per common share:	$526,467	1,087,448	$.48

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income, as reported	$255,186	$216,754	$560,197	$526,467
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—	(19,231)	(29,104)

Pro forma net income	$255,186	$216,754	$540,966	$497,363

Basic earnings per share:
As reported	$0.25	$0.21	$0.54	$0.51
Pro forma	$0.25	$0.21	$0.51	$0.47

Diluted earnings per share:
As reported	$0.23	$0.20	$0.51	$0.48
Pro forma	$0.23	$0.20	$0.48	$0.45

Assumptions
Risk-free interest rate	3.74%	3.50%	2.84%	4.60%
Dividend yield	—	—	—	—
Volatility factor	10.00%	10.00%	10.00%	10.00%
Weighted average expected life (years)	n/a	n/a	7.3	8.0
weighted average shares	1,037,038	1,035,999	1,037,012	1,035,706
diluted weighted average shares	66,110	51,942	66,110	51,942
vested options	—	—	14,278	16,276
option expense	—	—	19,231	29,104

ITEM 3:	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of September 30, 2003 which would have a material adverse effect on the Company’s financial statements.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(4)	None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31 (a) Certification of Chief Executive Officer

31 (b) Certification of Chief Executive Officer

32 (a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32 (b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: October 22, 2003	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner President and CEO

Date: October 22, 2003	By:	/s/ LISA M. PORTER
Lisa M. Porter Chief Financial Officer