Form 10KSB
period 2003-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2004-04-14
CIK 714286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1201253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8399 Leesburg Pike P.O. Box 2459 Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 734-0070

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

For the year ended December 31, 2003, United Financial Banking Companies, Inc. reported revenues of $7,235,966.

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $8,142,933 as of March 1, 2004.

As of March 1, 2004, the registrant had 1,038,637 shares of outstanding common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Company’s 2004 Proxy Statement for the Annual Meeting to be held May 21, 2004 is incorporated by reference into Part III of this report, and information from the 2003 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

PART I

Item 1. Business

General

United Financial Banking Companies, Inc. (“UFBC”), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the “Bank”), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which conducts limited lending and other investment activities and United Facilities LLC (“UFLLC”) which holds Bank premises. Collectively, UFBC, the Bank, BVCI and UFLLC are referred to as the Company. At December 31, 2003, the Company had consolidated total assets of $142,930,326, total deposits of $125,231,830, total loans of $99,114,122 and total stockholders’ equity of $12,405,057.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, construction and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional consumer loans and personal lines of credit will be primarily marketed to the employees and customers of the Bank’s commercial customers. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured. Approximately 35% of the loan portfolio will be comprised of commercial mortgage loans, approximately 30% will consist of commercial term loans, approximately 15% in commercial lines of credit, approximately 10% in construction loans and 10% in consumer loan products (car loans, residential real estate loans, personal lines of credit and other similar forms of credit products). There can be no assurance that we will be able achieve or maintain this distribution of loans. At December 31, 2003, our loan portfolio’s actual composition consisted of 32% commercial mortgage loans, 30% commercial term loans, 11% commercial lines of credit, 14% construction loans and 13% consumer and other loan products.

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2003, the Bank’s statutory lending limit to any single borrower was $1,764,423 subject to certain exceptions provided under applicable law. As of December 31, 2003, the Bank’s credit exposure to its largest borrower was $1,650,000.

Commercial Loans.

Commercial loans are written for any business purpose, including working capital, the financing of plant and equipment, the carrying of accounts receivable, and contract administration. Special attention is paid to the commercial real estate market, which is particularly active in the Northern Virginia metropolitan area. The Bank’s commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

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

Commercial Real Estate Loans. Commercial real estate loans will generally be owner-occupied transactions with principal reliance on the borrower’s ability to repay, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan-to-value margins to increase and diminish the Bank’s equity cushion on both an individual and portfolio basis. The Bank will mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank will require a loan to value ratio of 80% of the lower of an appraisal or cost. A borrower’s ability to repay will be carefully analyzed and policy calls for ongoing analysis of cash flow to debt service ability. Commercial real estate appraisers must meet the licensing requirements of the applicable jurisdiction. Each appraisal will be scrutinized in an effort to insure current comparable market values.

As noted above, commercial real estates loans will generally be made on owner-occupied properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, The Bank will seek Federal and State loan guarantees, such as the Small Business Administration’s “7A” and “504” loan programs to reduce risks. The Bank will generally require personal guarantees on all loans as a policy; approval of exceptions to policy will be properly documented.

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

Commercial Term Loans. Commercial term loans will be used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank will generally require a first lien position on all collateral and require guarantees from owners. Interest rates on commercial term loans will generally be floating or fixed for a term not to exceed five years. Management will carefully monitor industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans will be evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents generally will require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants usually will require at least annual submission of complete financial information and in certain cases this information will be required monthly, quarterly or semi-annually depending on the degree to which lenders desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 80% advance on the lesser of appraisal or recent sales price on commercial property, 75% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Generally, loans will require personal guarantees as a matter of policy. Key person life insurance will be required as appropriate and as necessary to mitigate the risk of the loss of a primary owner or manager.

Commercial Lines of Credit. Commercial lines of credit will be used to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank will either require at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral will be in the same percentages as in term loan lending. All lines of credit and term loans to the same borrowers generally will be cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific reserve allocation and risk-rating disciplines will be identical to those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees will be required on all loans.

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

As part of its internal loan review process, the Bank has several layers of scrutiny. Semi-monthly, the Lender’s Committee, comprised of loan officers, executive officers and lending staff, and the Directors’ Loan Committee review all delinquent loans, ten days or more past due. Monthly, the Bank’s Board of Directors review loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern. Quarterly, both the Bank and Company Boards of Directors, review loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern. Semi-annually, the Lender’s Committee reviews every loan in the portfolio to evaluate and update each loan’s risk rating. Annually, the Audit Committee coordinates loan review by an external vendor.

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

Bills have been introduced in each of the last several Congresses that would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

Borrowing. The Bank has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. The Bank has total borrowings, consisting of both short and long-term advances from the Federal Home Loan Bank of Atlanta, of $4,000,000 at December 31, 2003. Additionally, the Bank has unsecured lines of credit with correspondent banks totaling $17,700,000 available for overnight borrowing. At December 31, 2003, there were no amounts drawn on these lines of credit. Management believes that the Bank currently has adequate liquidity available to respond to anticipated liquidity demands.

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

The Company and the Bank encourage its directors and officers to participate in community, civic and charitable organizations. Management and members of the Boards of Directors periodically review the various Community Reinvestment Act activities of the Company and of the Bank, including the advertising program and geocoding of real estate loans by census tract data that specifically focuses on low to moderate income neighborhoods, its credit granting process with respect to business prospects generated in these areas and its involvement with community leaders on a personal level.

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

Employees

As of March 1, 2004, the Bank employed 38 full-time and 4 part-time employees. United Title LLC, a subsidiary of the Bank, had 2 employees as of March 1, 2004. The Company has no employees who are not also employees of the Bank or United Title LLC. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Company maintains a benefit program which includes health, vision and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

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

The Gramm Leach Bliley Act allows a bank holding company, to certify status as a financial holding company, which allows a company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The Gramm Leach Bliley Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature or incidental or complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized pursuant to Section 38 of the Federal Deposit Insurance Act, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. UFBC has elected to be a financial holding company.

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

The Federal Reserve has also adopted capital guidelines for bank holding companies that are substantially the same as the requirements applicable to state member banks.

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

Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank’s earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions in general, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board that regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

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

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, and without adjustment for changes in the market value of debt securities classified as “available for sale” in accordance with SFAS 115, Accounting for Debt and Equity Securities. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt, intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0%, requiring no risk-based capital, for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank or holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and, have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums.

Item 2. Properties

The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182.

A portion of the information required by this item is incorporated by reference to the section entitled, “Note 6 of the Consolidated Financial Statements “ appearing on pages 15 and 16 of the Annual Report to Shareholders for the year ended December 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

A.	The common stock of the Company is traded infrequently in the over the counter market under the symbol UFBC.OB. Scott & Stringfellow, Inc. currently serves as a market maker in the common stock.

B.	There were 317 holders of record of the Registrant’s common stock as of December 31, 2003. No unregistered securities were sold during the year ended December 31, 2003.

C.	The Company’s stock price and dividend information is incorporated by reference to the section entitled “Corporate Information” appearing on page 47 of the Annual Report to Shareholders for the year ended December 31, 2003.

D.	Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11.

Item 6. Management’s Discussion and Analysis

The information required by this item is incorporated by reference to the section entitled, “Management’s Discussion and Analysis” appearing on pages 28 through 45 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 7. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the information appearing on pages 1 through 27 of the Annual Report to Shareholders for the year ended December 31, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Corporate Secretary, United Financial Banking Companies, Inc., 8399 Leesburg Pike, Vienna, Virginia, 22182.

The other information as to the Registrant’s Executive Officers and Directors required by this item is incorporated by reference from the information contained under “Election of Directors” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 21, 2004.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the information contained under “Executive Officers” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 21, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained under “Stock Ownership” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 21, 2004.

Item 12. Certain Relationships and Related Transactions

Information, other than the following, required by this item is incorporated by reference to the information contained under “Certain Relationships” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 21, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information, as of December 31, 2003, regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	147,443	$9.42	150,000
Equity compensation plans not approved by security holders	—	—	—
Total	147,443	$9.42	150,000

(1)	Consists of the Company’s Executive Incentive and Nonqualified Stock Option Plans. For additional information, see Note 17 to the consolidated financial statements.

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following financial statements of United Financial Banking Companies, Inc. and subsidiaries are incorporated by reference to the Registrant’s 2003 Annual Report to Shareholders as listed below:

(a)(2) Schedules

All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.

(b) Reports on Form 8-K

The following was reported on Form 8-K during the quarter ended December 31, 2003:

On October 1, 2003, the firm of Brown, Dakes, Wannall & Maxfield, P.C. merged with the firm of Argy, Wiltse & Robinson, P.C. Brown, Dakes, Wannall & Maxfield, P.C. ceased operations on October 21, 2003 and, therefore, ceased to be the independent auditors for United Financial Banking Companies, Inc. (UFBC). Argy, Wiltse & Robinson, P.C. does not accept nor service clients registered with the Securities and Exchange Commission.

Brown, Dakes, Wannall & Maxfield, P.C.’s report on United Financial Banking Companies, Inc.’s financial statements for the years ended December 31, 2002 and 2001, and interim reviews for the quarters ending March 31, June 30 and September 30, 2003, did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. During the period January 1, 2001 to September 30, 2003, and through the date on which they merged, there were no disagreements with Brown, Dakes, Wannall & Maxfield, P.C. on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure which, if not resolved to its satisfaction, would have caused it to make report such disagreement.

On October 27, 2003, the Board of Directors accepted the recommendation of the Audit Committee and approved the firm of Goodman & Company to perform the 2003 independent audit of the financial statements for United Financial Banking Companies, Inc. and Subsidiaries.

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

Exhibit 11— Statement Regarding Computation of Per Share Earnings

Earnings per share are computed as expressed in Note 19 to the consolidated financial statements, included in the 2003 Annual Report on pages 23-24.

Exhibit 13 —	Annual Report to Security Holders

Exhibit 21 —	Subsidiaries of the Registrant

Exhibit 23 —	Consent of Independent Auditor

Exhibit 31(a) —	Section 302 Certification of President and CEO

Exhibit 31(b) —	Section 302 Certification of Chief Financial Officer

Exhibit 32(a) —	Section 906 Certification of President and CEO

Exhibit 32(b) —	Section 906 Certification of Chief Financial Officer

Exhibit 99 —	Independent Auditors Report on the consolidated financial position of United Financial Banking Companies, Inc., and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained under “Fees Paid to Accounting Firm” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 21, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2004.

UNITED FINANCIAL BANKING COMPANIES, INC.
(Registrant)

By:	/s/ JEFFERY T. VALCOURT
Jeffery T. Valcourt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY T. VALCOURT	Chairman/Director	4/14/04
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER	President, CEO/Director	4/14/04
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ	Vice Chairman/Director	4/14/04
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.	Director	4/14/04
William J. McCormick, Jr.

/s/ DENNIS I. MEYER	Director	4/14/04
Dennis I. Meyer

/s/ EDWARD H. PECHAN	Director	4/14/04
Edward H. Pechan

/s/ SHARON A. STAKES	Director	4/14/04
Sharon A. Stakes

/s/ LISA M. PORTER	Principal Financial Officer Principal Accounting Officer	4/14/04
Lisa M. Porter