Form 10QSB
period 2004-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2004-05-21
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,038,637 Shares Outstanding

as of March 31, 2004

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Part 1. Financial Information

Item 1:	Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income / Results of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$1,706,338	$1,433,983
Interest on investment securities	91,383	43,597
Interest on federal funds sold	34,322	61,307
Interest on interest-bearing deposits	4,881	3,400

Total interest income	1,836,924	1,542,287

Interest expense:
Interest on deposits	395,651	408,215
Interest on short-term borrowings	7,939	6,633
Interest on long-term debt	44,542	52,194

Total interest expense	448,132	467,042

Net interest income	1,388,792	1,075,245
Provision for loan losses	57,657	168,000

Net interest income after provision for loan losses	1,331,135	907,245

Noninterest income:
Loan servicing and other fees	33,177	17,456
Other income	173,438	85,153

Total noninterest income	206,615	102,609

Noninterest expense:
Salaries	504,266	429,304
Employee benefits	103,259	80,803
Occupancy	193,443	109,104
Furniture and equipment	72,548	43,372
Data processing	54,512	57,247
Other insurance	10,143	10,195
Legal	6,704	4,968
FDIC / FICO bond insurance	4,317	3,312
Other expense	219,154	136,209

Total noninterest expense	1,168,346	874,514

Income before income taxes	369,404	135,340
Provision (credit) for income taxes	118,469	44,636

Net income	$250,935	$90,704

Net income per common share:
Basic	$0.24	$0.09

Diluted	$0.23	$0.08

Comprehensive Income
Net income	$250,935	$90,704
Other comprehensive income, net of tax Unrealized gains (losses) on available-for-sale securities	13,753	(81)

Comprehensive income	$264,688	$90,623

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets / Financial Condition

	(Unaudited)	(Audited)
	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$6,075,303	$4,340,579
Interest-bearing deposits in other banks	2,235,534	2,268,173
Federal funds sold	21,800,000	3,900,000

Total cash and cash equivalents	30,110,837	10,508,752

Securities available-for-sale	9,408,373	24,966,285
Securities held-to-maturity (fair value of $4,027,916 at March 31, 2004 and $6,017,585 at December 31, 2003, respectively)	4,023,665	6,035,368

Total securities	13,432,038	31,001,653

Loans, net of unearned income of $319,285 in 2004; $317,232 in 2003	108,616,351	99,114,122
Less: Allowance for loan losses	(1,573,532)	(1,515,875)

Net loans	107,042,819	97,598,247
Land	818,910	818,910
Premises and equipment, net	1,272,923	1,287,762
Deferred income tax	813,184	930,187
Other assets	906,028	784,815

Total assets	$154,396,739	$142,930,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$47,713,853	$34,504,653
Savings and NOW	39,121,787	41,947,627
Money market	19,932,353	16,562,967
Time:
Under $100,000	17,599,381	17,999,566
$100,000 and over	12,094,109	14,217,017

Total deposits	136,461,483	125,231,830
Short-term borrowings	1,000,000	1,000,000
Long-term debt	3,776,598	3,780,155
Accounts payable and accrued expenses	488,913	513,284

Total liabilities	141,726,994	130,525,269

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,038,637 shares in 2004 and 2003	1,038,637	1,038,637
Surplus	16,221,687	16,221,687
Accumulated deficit	(4,596,080)	(4,847,015)
Accumulated other comprehensive income (loss)	5,501	(8,252)

Total stockholders’ equity	12,669,745	12,405,057

Total liabilities and stockholders’ equity	$154,396,739	$142,930,326

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net Income	$250,935	$90,704
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	53,617	34,371
Provision for loan losses	57,657	168,000
Amortization of investment security discount	22,953	3,433
Amortization of loan fees and discounts, net	20,177	(7,978)
Net (gain) loss on sale of securities	(22,770)	—
(Increase) in other assets	(4,210)	(238,121)
(Decrease) in other liabilities	(24,371)	(21,906)

Net cash provided by operating activities	353,988	28,503

Cash flows from investing activities:
Principal collected - non-bank subsidiaries	2,988	1,390
Loan originations, net of collections	(9,525,394)	(4,632,090)
Purchases of securities available-for-sale	(500,000)	(16,009,563)
Proceeds received from maturity of securities available-for-sale	16,071,469	10,647,733
Proceeds received from maturity of securities held to maturity	2,011,716	743,308
Purchases of premises and equipment	(38,778)	(1,601)

Net cash provided by (used in) investing activities	8,022,001	(9,250,823)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	13,752,746	3,199,874
Certificates of deposit sold (matured), net	(2,523,093)	3,789,692
Net change in short-term borrowings	—	(3,470)
Net payments on long-term debt	(3,557)	—

Net cash provided by financing activities	11,226,096	6,986,096

Net increase (decrease) in cash and cash equivalents	19,602,085	(2,236,224)
Cash and cash equivalents at beginning of the year	10,508,752	14,042,495

Cash and cash equivalents at end of the quarter	$30,110,837	$11,806,271

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$453,470	$458,307
Income taxes	—	—
Noncash Items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$13,753	$(81)

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 -	Basic earnings per share (EPS), excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
For the three months ended March 31, 2004
Net Income available to common stockholders	$250,935	1,038,637	$.24

For the three months ended March 31, 2003
Net Income available to common stockholders	$90,704	1,036,999	$.09

Diluted Earnings Per Share:
For the three months ended March 31, 2004
Net Income available to common stockholders	$250,935	1,038,637

Add: Contracts to issue common stock
Option - expires 01/27/07		1,212
Options - expire 12/31/05 - 01/26/14		74,973

Weighted-average diluted shares		76,185

Diluted earnings per common share:	$250,935	1,114,822	$.23

For the three months ended March 31, 2003
Net Income available to common stockholders	$90,704	1,036,999

Add: Contracts to issue common stock
Option - expires 01/27/07		1,091
Options - expire 12/31/05 - 6/30/08		64,452

Weighted-average diluted shares		65,543

Diluted earnings per common share:	$90,704	1,102,542	$.08

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The Company presents the pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, as follows:

	Three Months Ended
March 31,	2004	2003
Net income, as reported	$250,935	$90,704
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(24,939)	(21,765)

Pro forma net income	$225,996	$68,939

Basic earnings per share:
As reported	$0.24	$0.09
Pro forma	$0.21	$0.07
Diluted earnings per share:
As reported	$0.23	$0.08
Pro forma	$0.20	$0.06
Assumptions
Risk-free interest rate	3.33%	3.34%
Dividend yield	—	—
Volatility factor	10.00%	10.00%
Weighted average expected life (years)	7.0	7.5

Note 6 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.	Results of Operations for the Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC) which is presented on a consolidated basis. UFBC reported net income of $250,935 for the three-month period ended March 31, 2004. This compares with net income of $90,704 for the same period of 2003. Basic earnings per share were $.24 for the first three months ended March 31, 2004 compared to $.09 for the first three months of 2003.

Net Interest Income

For the three-month period ended March 31, 2004, net interest income increased $313,547 or 29.2% from $1,075,245 at March 31, 2003 to $1,388,792 at March 31, 2004 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of earning assets. Average total earning assets increased $30,313,441 or 28.5% from $106,212,991 at March 31, 2003 to $136,526,432 at March 31, 2004 (Consolidated Average Balances table). Contributing $484,481 of earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $232,085 during the first three months of 2004 when compared to 2003. The yield on total earning assets decreased 49 basis points from 5.89% at March 31, 2003 to 5.40% at March 31, 2004 (Consolidated Average Balances table). However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). The increased volume of earning assets contributed $526,722 to earnings when comparing the three month periods ended March 31, 2004 and 2003 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $294,637 in interest income (or earning assets) from $1,542,287 at March 31, 2003 to $1,836,924 at March 31, 2004.

Total interest expense decreased $18,910 or 4.1% from $467,042 at March 31, 2003 to $448,132 at March 31, 2004 (Consolidated Statements of Income and Comprehensive Income table). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the compressed rate environment during the past year favorably impacted total interest expense and more than offset the increased expense due to the increased volume of interest-bearing liabilities. During the first three months of 2003 compared to the first three months of 2004, total interest expense increased $56,609 due to volume while rates decreased total interest expense by $75,519. Average total interest-bearing liabilities increased $17,531,266, or 23.0%, from $76,170,390 at March 31, 2003 to $93,701,656 at March 31, 2004 (Consolidated Average Balances table).

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$76,448,232	$1,275,550	6.69%	$59,244,428	$1,070,317	7.33%
Real estate construction	14,535,686	240,288	6.63%	8,297,579	181,878	8.89%
Real estate mortgage	7,657,906	122,086	6.39%	4,667,649	80,686	7.01%
Installment	4,630,856	68,414	5.93%	5,421,938	101,102	7.56%

Total loans	103,272,680	1,706,338	6.63%	77,631,594	1,433,983	7.49%

Interest-bearing deposits	2,254,612	4,881	0.87%	1,213,427	3,400	1.14%
Federal funds sold	15,399,008	34,322	0.89%	20,429,157	61,307	1.22%
Investment securities (2)	15,600,132	91,383	2.35%	6,938,813	43,597	2.55%

Total earning assets	136,526,432	$1,836,924	5.40%	106,212,991	$1,542,287	5.89%

Noninterest-earning assets
Cash and due from banks	4,966,353			4,487,728
Other assets	3,595,841			3,666,109
Allowance for loan losses	(1,535,094)			(1,312,279)

Total assets	$143,553,532			$113,054,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$40,109,037	$153,107	1.53%	$22,975,444	$112,345	1.98%
Money market accounts	17,945,224	39,187	0.88%	12,852,068	29,276	0.92%
Time:
Under $100,000	17,709,867	121,242	2.75%	19,078,357	157,581	3.35%
$100,000 and over	13,159,645	82,115	2.50%	15,473,038	109,013	2.86%

Total interest-bearing deposits	88,923,773	395,651	1.78%	70,378,907	408,215	2.35%
Short-term borrowings	1,055,395	7,939	3.02%	1,055,395	6,633	2.55%
Long-term debt	3,722,488	44,542	4.80%	4,736,088	52,194	4.47%

Total interest-bearing liabilities	93,701,656	$448,132	1.92%	76,170,390	$467,042	2.49%

Non interest-bearing liabilities:
Demand deposits	36,573,440			24,782,180
Other liabilities	706,942			507,604
Stockholders’ equity	12,571,494			11,594,375

Total liabilities and stockholders’ equity	$143,553,532			$113,054,549

Net interest income		$1,388,792			$1,075,245

Net interest margin (3)			4.08%			4.11%

Net interest spread (4)			3.48%			3.40%

Fees included in loan income		$62,268			$66,808

(1)	Average balances for the years presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balance.

(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities which are reflected as a component of stockholders’ equity.

(3)	Net interest income divided by total earning assets.

(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

The Bank’s deposit mix also contributed to constraining interest expense and increasing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $11,791,260, or 47.6%, from $24,782,180 at March 31, 2003 to $36,753,440 at March 31, 2004. Additionally, the low cost accounts of savings, NOW and money market increased $22,226,749 from March 31, 2003 to March 31, 2004. The concurrence of the growth in such deposits during the lower rate environment resulted in a decreased cost of total interest-bearing liabilities, 57 basis points, from 2.49% at March 31, 2003 to 1.92% at March 31, 2004 (Consolidated Average Balances table).

Analysis of the Changes in the Components of Net Interest Income

For Three Months Ended March 31,	2004 Compared to 2003
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$205,233	$(105,573)	$310,806
Real estate - construction	58,410	(78,326)	136,736
Real estate - mortgage	41,400	(10,290)	51,690
Installment	(32,688)	(17,937)	(14,751)

Total loans	272,355	(212,126)	484,481
Interest-bearing deposits	1,481	(1,436)	2,917
Federal funds sold	(26,985)	(11,890)	(15,095)
Investment securities	47,786	(6,634)	54,420

Total interest income	294,637	(232,086)	526,723

Interest expense:
Savings and NOW accounts	40,762	(43,018)	83,780
Money markets accounts	9,911	(1,691)	11,602
Time:
Under $100,000	(36,339)	(25,036)	(11,303)
$100,000 and over	(26,898)	(10,599)	(16,299)
Short-term borrowings	1,306	1,306	—
Long-term debt	(7,652)	3,518	(11,170)

Total interest expense	(18,910)	(75,520)	56,610

Net interest income	$313,547	$(156,566)	$470,113

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

Provision for loan loss expense decreased $110,343 or 65.7% from $168,000 for the quarter ended March 31, 2003 to $57,657 for the quarter ended March 31, 2004. There were no charge-offs, net of recoveries, during the first three months quarters ended March 31, 2004 and 2003. General risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2004 and 2003 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $104,006 or 101.4% since the three months ended March 31, 2003 compared to the three months ended March 31, 2004. The increase was primarily attributable to income generated by the increased volume of loans and deposits and also explains the $88,285 or 101.4% increase in other income when comparing March 31, 2003 and March 31, 2004. Gain of $22,770 from the sale of a security also contributed to the increase.

Noninterest Expense

Total noninterest expense increased $293,832 or 33.6% since the three months ended March 31, 2003 compared to the three months ended March 31, 2004. The increase was primarily attributable to additional staffing for business expansion, most notably the opening of the Vienna, Virginia branch. Salaries and employee benefits increased $97,418 or 19.1% during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Expansion expenses such as occupancy, furniture and equipment and advertising expense also contributed to the increase. Occupancy, furniture and equipment and advertising expense increased $138,967 or 88.9% during the first three months of 2004 compared to the first three months of 2003.

Income Taxes

The provision for income taxes increased $73,833 or 165.4% from $44,636 at March 31, 2003 to $118,469 at March 31, 2004. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase was attributable to increased earnings. The Company does not expect to pay taxes for the year ending December 31, 2004 as the current tax liability reduces the deferred tax asset shown on the balance sheet.

B.	Financial Condition as of March 31, 2004

General

During the first quarter of 2004, the Bank increased its professional staff to promote sound growth. In aggregate, new staff have over eighty-five years of banking experience. The additional staff is expected to contribute to asset growth in the third quarter of 2004 and to negatively impact earnings in the second and third quarter of 2004.

Assets

Total assets increased $11,466,413 or 8.0% during the first three months of 2004. The increase was primarily attributable to an increased volume of deposits which were invested in loans. The balance of available-for-sale investment securities is inflated on the balance sheet at December 31, 2003 . For tax purposes, the Bank purchased $15,000,000 of an overnight government security on December 31, 2003. The average balance of investment securities totaled $10,362,012 for 2003.

Loans

Loans net of unearned income increased $9,502,229 or 9.6% from $99,114,122 at December 31, 2003 to $108,616,351 at March 31, 2004. The increase was funded by the increased volume of deposits during the first three months of 2004.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) SFAS 5, Accounting for Contingencies, that requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, that requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Other factors considered by the Board of Directors and management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The Board of Directors and management determines the significance of each factor and determines impairment by taking into consideration all of the circumstances surrounding the loan and the borrower, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The allowance for loan losses is maintained at a level, that in the Board of Directors’ and management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Due to uncertainties associated with economic conditions and the inherent subjectivity of the evaluation process, it is possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the possible change cannot be reasonably estimated.

At March 31, 2004 and December 31, 2003, the allowance for loan losses was $1,573,532 or 1.5% and $1,515,875 or 1.5%, respectively, of total loans. Impaired loans, for the three-month period ended March 31, 2004, totaled $6,796 and are held by BVCI, a wholly-owned subsidiary. This compares to a balance of $33,457 at December 31, 2003, of which $7,128 was held by BVCI and $26,329 was held by the Bank. There were no charge-offs net of recoveries during the first three months of 2004 and 2003. Of the impaired loans outstanding at March 31, 2004 and December 31, 2003, non-accrual loans totaled $6,796 and $33,457, respectively.

Premises and Equipment

Premises and equipment decreased $14,839 or 1.2% during the three months since December 31, 2003. The decrease was due to depreciation that was mitigated by capital additions resulting from renovations to the Tysons and Vienna offices.

Deferred Tax Asset

The deferred income tax asset primarily results from net operating loss carryforwards, and differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at March 31, 2004.

Deposits

During the first three months of 2004, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $13,752,746 or 14.8% from $93,015,247 at December 31, 2003 to $106,767,993 at March 31, 2004. The changes since December 31, 2003 were as follows: demand deposits (noninterest-bearing) - $13,209,200 or 38.3%, money market deposits - $3,369,386 or 20.3% and savings and NOW deposits - ($2,825,840) or (6.7)%.

Other Liabilities and Equity

Short-term borrowings and debt consists of $4,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $776,598 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $776,598 was used to purchase the Reston branch. Stockholders’ equity increased $264,688 or 2.1% during the three months ended March 31, 2004 when compared to the year ended December 31, 2003. The first three months earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 22.2% of average total assets at March 31, 2004 compared to 28.2% at March 31, 2003 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury Notes, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At March 31, 2004, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$5,590,783	$3,998,399
U.S. Treasury	2,082,289	—
Mortgage-backed Securities	971,128	25,266
Mutual Funds	—	—
Corporate Debt Securities	451,423	—
Equity	312,750	—

Total	$9,408,373	$4,023,665

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines do not currently apply to the Company. They will apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2003, that management believes would result in the institution not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total capital (to risk-weighted assets)
Company	13,593,570	12.13%	8,962,379	8.00%	11,202,974	N/A
The Business Bank	11,853,140	10.77%	8,807,746	8.00%	11,009,682	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,191,060	10.88%	4,481,190	4.00%	6,721,785	N/A
The Business Bank	10,476,930	9.52%	4,403,873	4.00%	6,605,809	6.00%
Tier 1 capital (to average assets)
Company	12,191,060	8.52%	5,723,214	4.00%	7,154,017	N/A
The Business Bank	10,476,930	7.39%	5,671,805	4.00%	7,089,757	5.00%

As of March 31, 2003:
Total capital (to risk-weighted assets)
Company	11,774,688	13.54%	6,955,557	8.00%	8,694,446	N/A
The Business Bank	10,626,313	12.56%	6,770,787	8.00%	8,463,483	10.00%
Tier 1 capital (to risk-weighted assets)
Company	10,683,772	12.29%	3,477,778	4.00%	5,216,668	N/A
The Business Bank	9,563,949	11.30%	3,385,393	4.00%	5,078,090	6.00%
Tier 1 capital (to average assets)
Company	10,683,772	9.53%	4,483,203	4.00%	5,604,003	N/A
The Business Bank	9,563,949	8.75%	4,371,080	4.00%	5,463,850	5.00%

ITEM 3:	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of March 31, 2004 which would have a material adverse effect on the Company’s financial statements.

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Modification of Rights of Registered Securities. None.

(b)	Issuance or Modification of Other Securities Affecting Rights of Registered Securities. None.

(c)	Sales of Unregistered Securities. None.

(d)	Use of Proceeds. Not Applicable.

(e)	Small Business Issuer Purchases of Securities. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	(a)	Section 302 Certification of President and CEO

31	(b)	Section 302 Certification of Chief Financial Officer

32	(a)	Section 906 Certification of President and CEO

32	(b)	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: May 21, 2004	By:	/s/ HAROLD C. RAUNER

Harold C. Rauner President and CEO

Date: May 21, 2004	By:	/s/ LISA M. PORTER

Lisa M. Porter Chief Financial Officer