Form 10QSB
period 2004-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2004-08-23
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,038,637 Shares Outstanding

as of June 30, 2004

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Part 1. Financial Information

Item 1:	Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,804,137	$1,483,847	$3,510,475	$2,917,830
Interest on investment securities	63,528	42,905	154,911	86,502
Interest on federal funds sold	26,817	92,257	61,139	153,564
Interest on interest-bearing deposits	4,887	3,794	9,768	7,194

Total interest income	1,899,369	1,622,803	3,736,293	3,165,090

Interest expense:
Interest on deposits	384,669	443,310	780,320	851,525
Interest on short-term borrowings	9,665	9,653	17,604	16,286
Interest on long-term debt	43,027	49,773	87,569	101,967

Total interest expense	437,361	502,736	885,493	969,778

Net interest income	1,462,008	1,120,067	2,850,800	2,195,312
Provision for loan losses	110,482	112,000	168,139	280,000

Net interest income after provision for loan losses	1,351,526	1,008,067	2,682,661	1,915,312

Noninterest income:
Gain on sale of real estate owned and other earning assets	—	43,999	—	43,999
Loan servicing and other fees	26,460	22,630	59,637	40,086
Other income	168,907	117,346	342,345	202,499

Total noninterest income	195,367	183,975	401,982	286,584

Noninterest expense:
Salaries	657,578	391,928	1,161,844	821,232
Employee benefits	106,981	69,416	210,240	150,219
Occupancy	205,816	107,305	399,259	216,409
Furniture and equipment	78,320	52,363	150,868	95,735
Data processing	57,216	46,870	111,728	104,117
Other insurance	10,937	9,344	21,080	19,539
Real estate owned holding expense	—	381	—	2,579
Legal	6,820	16,982	13,524	21,950
FDIC / FICO bond insurance	4,591	3,548	8,908	6,860
Other expense	193,741	167,292	412,895	301,303

Total noninterest expense	1,322,000	865,429	2,490,346	1,739,943

Income before income taxes	224,893	326,613	594,297	461,953
Provision for income taxes	75,784	112,306	194,253	156,942

Net income	$149,109	$214,307	$400,044	$305,011

Net income per common share:
Basic	$0.14	$0.21	$0.39	$0.29

Diluted	$0.13	$0.19	$0.36	$0.28

Comprehensive Income
Net income	$149,109	$214,307	$400,044	$305,011
Other comprehensive income, net of tax Unrealized losses on available-for-sale securities	(57,795)	(162)	(44,042)	(243)

Comprehensive income	$91,314	$214,145	$356,002	$304,768

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$4,149,768	$4,340,579
Interest-bearing deposits in other banks	2,210,433	2,268,173
Federal funds sold	6,875,000	3,900,000

Total cash and cash equivalents	13,235,201	10,508,752

Securities available-for-sale	18,467,192	24,966,285
Securities held-to-maturity (fair value of $2,951,508 at June 30, 2004 and $6,017,585 at December 31, 2003)	3,012,791	6,035,368

Total securities	21,479,983	31,001,653

Loans, net of unearned income of $351,507 in 2004; $317,232 in 2003	115,188,425	99,114,122
Less: Allowance for loan losses	(1,709,184)	(1,515,875)

Net loans	113,479,241	97,598,247
Land	818,910	818,910
Premises and equipment, net	1,414,331	1,287,762
Deferred income taxes	758,839	930,187
Other assets	818,148	784,815

Total assets	$152,004,653	$142,930,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$42,572,878	$34,504,653
Savings and NOW	40,316,285	41,947,627
Money market	21,821,654	16,562,967
Time:
Under $100,000	17,477,023	17,999,566
$100,000 and over	12,807,578	14,217,017

Total deposits	134,995,418	125,231,830
Short-term borrowings	1,007,242	1,000,000
Long-term debt	2,765,884	3,780,155
Accounts payable and accrued expenses	475,050	513,284

Total liabilities	139,243,594	130,525,269

STOCKHOLDERS’ EQUITY
Preferred stock $-0-par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,038,637 shares in 2004 and 2003	1,038,637	1,038,637
Surplus	16,221,687	16,221,687
Accumulated deficit	(4,446,971)	(4,847,015)
Accumulated other comprehensive loss	(52,294)	(8,252)

Total stockholders’ equity	12,761,059	12,405,057

Total liabilities and stockholders’ equity	$152,004,653	$142,930,326

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net Income	$400,044	305,011
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	113,603	71,097
Provision for loan losses	168,139	280,000
Amortization of investment security discount	52,806	25,634
Amortization of loan fees and discounts, net	52,400	(4,529)
Net (gain) loss on sale of securities	(22,770)	—
Net gain on sale of real estate owned	—	(43,999)
Decrease in other assets	138,015	139,225
Decrease in other liabilities	(38,234)	(28,797)

Net cash provided by operating activities	864,003	743,642

Cash flows from investing activities:
Loan originations, net of collections - non-bank subsidiaries	35,232	2,116
Loan originations, net of collections	(16,136,765)	(6,394,098)
Purchases of securities available-for-sale	(11,598,512)	(19,958,873)
Purchases of securities held-for-maturity	—	(21,689,648)
Investment in other real estate owned	—	(449,973)
Proceeds received from sale of securities available-for-sale	522,280	—
Proceeds received from maturity of securities available-for-sale	17,501,136	27,091,556
Proceeds received from maturity of securities held to maturity	3,022,688	1,222,659
Proceeds from real estate owned	—	634,972
Purchases of premises and equipment	(240,172)	(222,421)

Net cash used in investing activities	(6,894,113)	(19,763,710)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	11,695,570	19,646,468
Certificates of deposit sold (matured), net	(1,931,982)	3,269,587
Net change in short-term borrowings	7,242	(6,712)
Net payments on long-term debt	(1,014,271)	—

Net cash provided by financing activities	8,756,559	22,909,343

Net increase in cash and cash equivalents	2,726,449	3,889,275
Cash and cash equivalents at beginning of the period	10,508,752	14,042,495

Cash and cash equivalents at end of the period	$13,235,201	17,931,770

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$894,662	$964,873
Income taxes	—	—
Noncash items:
Effect on stockholders’ equity of an unrealized loss on debt and equity securities available-for-sale	$(44,042)	$(243)
Reclassification of long-term debt to short-term debt	$—	$1,013,495

Notes to Consolidated Financial Statements

Note 1-	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results for the six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	Three Months Ended		Six Months Ended
June 30,	2004	2003	2004	2003
Net income, as reported	$149,109	$214,307	$400,044	$305,011
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(3,699)	—	(24,939)	(19,231)

Pro forma net income	$145,410	$214,307	$375,105	$285,780

Basic earnings per share:
As reported	$0.14	$0.21	$0.39	$0.29
Pro forma	$0.14	$0.21	$0.36	$0.27
Diluted earnings per share:
As reported	$0.13	$0.19	$0.36	$0.28
Pro forma	$0.13	$0.19	$0.33	$0.26
Assumptions
Risk-free interest rate	4.24%	2.84%	4.24%	2.84%
Dividend yield	—	—	—	—
Volatility factor	10.00%	10.00%	10.00%	10.00%
Weighted average expected life (years)	6.8	7.3	6.8	7.3

Note 3 -	Basic earnings per share (EPS) excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings Per Share:
For the six months ended June 30, 2004
Net Income available to common stockholders	$400,044	1,038,637	$.39

For the six months ended June 30, 2003
Net Income available to common stockholders	$305,011	1,036,999	$.29

Diluted Earnings Per Share:
For the six months ended June 30, 2004	$400,044	1,038,637

Net Income available to common stockholders
Add: Contracts to issue common stock
Option - expires 01/27/07		1,241
Options - expire 12/31/05 - 01/26/14		77,840

Weighted-average diluted shares		79,081

Diluted earnings per common share:	$400,044	1,117,718	$.36

For the six months ended June 30, 2003
Net Income available to common stockholders	$305,011	1,036,999

Add: Contracts to issue common stock
Option - expires 01/27/07		1,063
Options - expire 12/31/05 - 6/30/08		62,733

Weighted-average diluted shares		63,796

Diluted earnings per common share:	$305,011	1,100,795	$.28

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.	Results of Operations for the Six Months Ended June 30, 2004 as Compared to the Six Months Ended June 30, 2003

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $400,044 for the six-month period ended June 30, 2004. This compares with net income of $305,011 for the same period of 2003. Basic earnings per share were $.39 for the first six months ended June 30, 2004, compared to $.29 for the first six months of 2003.

Net Interest Income

For the six-month period ended June 30, 2004, net interest income increased $655,488, or 29.9%, from $2,195,312 at June 30, 2003 to $2,850,800 at June 30, 2004 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of earning assets. Average total earning assets increased $22,314,752, or 19.4%, from $115,101,562 at June 30, 2003 to $137,416,314 at June 30, 2004 (Consolidated Average Balances table). Contributing $1,061,737 of earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income). The same factors impacted the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $482,432 during the first six months of 2004 when compared to 2003. The yield on total earning assets decreased 10 basis points from 5.55% at June 30, 2003 to 5.45% at June 30, 2004 (Consolidated Average Balances table). However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). The increased volume of earning assets contributed $1,053,635 to earnings when comparing the six month periods ended June 30, 2004 and 2003 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $571,203 in interest income (or earning assets) from $3,165,090 at June 30, 2003 to $3,736,293 at June 30, 2004.

Total interest expense decreased $84,285 or 8.7% from $969,778 at June 30, 2003 to $885,493 at June 30, 2004 (Consolidated Statements of Income and Comprehensive Income table). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the compressed rate environment during the past year favorably impacted total interest expense and more than offset the increased expense due to the increased volume of interest-bearing liabilities. During the first six months of 2003 compared to the first six months of 2004, total interest expense increased $62,801 due to volume while rates decreased total interest expense by $147,086. Average total interest-bearing liabilities increased $11,894,456, or 14.6%, from $81,404,174 at June 30, 2003 to $93,298,630 at June 30, 2004 (Consolidated Average Balances table).

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Six Months Ended
	June 30, 2004			June 30, 2003
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$79,652,191	$2,612,332	6.58%	$59,558,850	$2,220,238	7.52%
Real estate construction	14,994,342	495,010	6.62%	9,061,988	385,374	8.58%
Real estate mortgage	7,908,132	257,954	6.54%	5,881,111	177,840	6.10%
Installment	5,171,070	145,179	5.63%	5,205,178	134,378	5.21%

Total loans	107,725,735	3,510,475	6.54%	79,707,127	2,917,830	7.38%

Interest-bearing deposits	2,240,429	9,768	0.87%	1,542,994	7,194	0.94%
Federal funds sold	13,211,587	61,139	0.93%	25,612,966	153,564	1.21%
Investment securities (2)	14,238,563	154,911	2.18%	8,238,475	86,502	2.12%

Total earning assets	137,416,314	$3,736,293	5.45%	115,101,562	$3,165,090	5.55%

Noninterest-earning assets
Cash and due from banks	5,115,893			4,363,449
Other assets	3,527,410			3,621,311
Allowance for loan losses	(1,575,210)			(1,396,031)

Total assets	$144,484,407			$121,690,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$39,908,762	$303,717	1.53%	$24,675,778	$236,118	1.93%
Money market accounts	18,427,652	81,106	0.88%	15,592,037	80,523	1.04%
Time:
Under $100,000	17,536,190	235,751	2.70%	19,495,048	315,127	3.26%
$100,000 and over	12,705,497	159,746	2.52%	15,851,558	219,757	2.80%

Total interest-bearing deposits	88,578,101	780,320	1.77%	75,614,421	851,525	2.27%
Short-term borrowings	1,015,152	17,604	3.48%	1,172,062	16,286	2.80%
Long-term debt	3,705,377	87,569	4.74%	4,617,691	101,967	4.45%

Total interest-bearing liabilities	93,298,630	$885,493	1.90%	81,404,174	$969,778	2.40%

Non interest-bearing liabilities:
Demand deposits	37,950,209			28,056,543
Other liabilities	627,072			519,322
Stockholders’ equity	12,608,496			11,710,252

Total liabilities and stockholders’ equity	$144,484,407			$121,690,291

Net interest income		$2,850,800			$2,195,312

Net interest margin (3)			4.16%			3.85%

Net interest spread (4)			3.55%			3.14%

Fees included in loan income		$150,096			$131,497

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.

(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity.

(3)	Net interest income divided by total earning assets.

(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

The Bank’s deposit mix also contributed to constraining interest expense and increasing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $9,893,666 or 35.3%, from $28,056,543 at June 30, 2003 to $37,950,209 at June 30, 2004. Additionally, the low cost accounts of savings, NOW and money market increased $18,068,599 from June 30, 2003 to June 30, 2004. The concurrence of the growth in such deposits during the lower rate environment resulted in a decreased cost of total interest-bearing liabilities, 50 basis points, from 2.40% at June 30, 2003 to 1.90% at June 30, 2004 (Consolidated Average Balances table).

Analysis of the Changes in the Components of Net Interest Income

For Six Months Ended June 30,	2004 Compared to 2003
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$392,094	$(356,947)	$749,041
Real estate - construction	109,636	(142,646)	252,282
Real estate - mortgage	80,114	18,819	61,295
Installment	10,801	11,682	(881)

Total loans	592,645	(469,092)	1,061,737
Interest-bearing deposits	2,574	(678)	3,252
Federal funds sold	(92,425)	(18,072)	(74,353)
Investment securities	68,409	5,410	62,999

Total interest income	571,203	(482,432)	1,053,635

Interest expense:
Savings and NOW accounts	67,599	(78,163)	145,762
Money market accounts	583	(14,061)	14,644
Time:
Under $100,000	(79,376)	(47,712)	(31,664)
$100,000 and over	(60,011)	(16,396)	(43,615)
Short-term borrowings	1,318	3,498	(2,180)
Long-term debt	(14,398)	5,748	(20,146)

Total interest expense	(84,285)	(147,086)	62,801

Net interest income	$655,488	$(335,346)	$990,834

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

Provision for loan loss expense decreased $111,861 or 39.9% from $280,000 for the six months ended June 30, 2003 to $168,139 for the six months ended June 30, 2004. General risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the three and six month variances between the 2004 and 2003 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $115,398, or 40.3%, since the six months ended June 30, 2003 compared to the six months ended June 30, 2004. The increase was attributable to other income that increased $139,846, or 69.1%, when comparing the six months ended June 30, 2003 and 2004. Three items, totaling $138,110, primarily accounted for the increase: gain on the sale of a security, $22,770; gains from the sales of mortgages, $27,821; and net fees from the title subsidiary, $87,519. The gains from the three items also accounted for the increase in other income when comparing the three months ended June 30, 2003 and 2004. During the three months ended June 30, 2003, BVCI had gains from the sale of real estate owned. All of the Company’s real estate owned was sold during 2003 and, therefore, no income from the sale of real estate owned is reported during 2004.

Noninterest Expense

Total noninterest expense increased $750,403 or 43.1% since the six months ended June 30, 2003 compared to the six months ended June 30, 2004. The increase was primarily attributable to additional staffing for business expansion. Salaries and employee benefits increased $400,633 or 41.2% during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Expansion expenses such as occupancy, furniture and equipment and advertising expense also contributed to the increase. Occupancy, furniture and equipment and advertising expense increased $281,329 or 86.6% during the first six months of 2004 compared to the first six months of 2003. The same factors impacted the increased expense when comparing the quarters ended June 30, 2003 and 2004.

Income Taxes

The provision for income taxes increased $37,311 or 23.8% from $156,942 at June 30, 2003 to $194,253 at June 30, 2004. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase was attributable to increased earnings. The Company does not expect to pay taxes for the year ending December 31, 2004 as the current tax liability reduces the deferred tax asset shown on the balance sheet.

B.	Financial Condition as of June 30, 2004

General

During the first six months of 2004, the Bank increased its professional staff to promote sound growth. In aggregate, new staff have over eighty-five years of banking experience. The additional staff is expected to contribute to asset growth in the third quarter of 2004 and to negatively impact earnings in the second and third quarters of 2004.

Assets

Total assets increased $9,074,327 or 6.4% during the first six months of 2004. The increase was primarily attributable to an increased volume of deposits that were invested in loans. The balance of available-for-sale investment securities is inflated on the balance sheet at June 30, 2004 and December

31, 2003 . For tax purposes, the Bank purchased an overnight government security of $8,000,000 on June 30, 2004 and $15,000,000 of on December 31, 2003. The average balance of investment securities totaled $14,238,563 for the six month period ended June 30, 2004 and $10,362,012 for the year ended December 31, 2003.

Loans

Loans net of unearned income increased $16,074,303 or 16.2% from $99,114,122 at December 31, 2003 to $115,188,425 at June 30, 2004. The growth was funded by the increased volume of deposits during the first six months of 2004.

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

The allowance for loan losses is maintained at a level, that in the Board of Directors’ and management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Due to uncertainties associated with economic conditions and the inherent subjectivity of the evaluation process, it is possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the possible change cannot be reasonably estimated.

At June 30, 2004 and December 31, 2003, the allowance for loan losses was $1,709,184 or 1.5% and $1,515,875 or 1.5%, respectively, of total loans. Impaired loans, at June 30, 2004, totaled $153,735, of which, $6,464 was held by BVCI, a wholly-owned subsidiary and $147,271 was held by the Bank. This compares to a balance of $33,457 at December 31, 2003, of which $7,128 was held by BVCI and $26,329 was held by the Bank. Of the impaired loans outstanding at June 30, 2004 and December 31, 2003, non-accrual loans totaled $6,464 and $33,457, respectively. There were no charge-offs and two recoveries totaling $25,170 during the six months ended June 30, 2004 whereas there were three charge-offs totaling $21,935 and no recoveries during the same period of 2003.

Premises and Equipment

Premises and equipment increased $126,569 or 9.8% during the six months since December 31, 2003. The increase was due to capital additions resulting from renovations to the Tysons headquarters and to the Vienna branch office.

Deferred Tax Asset

The deferred income tax asset primarily results from net operating loss carryforwards, and differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at June 30, 2004.

Deposits

During the first six months of 2004, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $11,695,570 or 12.6% from $93,015,247 at December 31, 2003 to $104,710,817 at June 30, 2004. The changes since December 31, 2003 were as follows: demand deposits (noninterest-bearing) - $8,068,225 or 23.4%, money market deposits - $5,258,687 or 31.8% and savings and NOW deposits - ($1,631,342) or (3.9)%.

Other Liabilities and Equity

Short-term borrowings and debt consists of $3,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $773,126 from a financial institution. The FHLBA advances have been used to fund certain lending programs. $1,000,000 of the FHLBA advances matured and were paid during June. The $773,126 was used to purchase the Reston branch. Stockholders’ equity increased $356,002, or 2.9% during the six months ended June 30, 2004 when compared to the year ended December 31, 2003. The first six months earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 20.9% of total assets at June 30, 2004 compared to 24.8% at December 31, 2003 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury Notes, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At June 30, 2004, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$5,297,256	$2,998,497
U.S. Treasury	11,418,438	—
Mortgage-backed Securities	874,051	14,294
Mutual Funds	9,793	—
Corporate Debt Securities	559,504	—
Equity	308,150	—

Total	$18,467,192	$3,012,791

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2003, that management believes would result in the institution not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total capital (to risk-weighted assets)
Company	13,859,728	11.85%	9,357,852	8.00%	11,697,315	10.00%
The Business Bank	12,080,240	10.51%	9,194,608	8.00%	11,493,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,394,514	10.60%	4,678,926	4.00%	7,018,389	6.00%
The Business Bank	10,640,256	9.26%	4,597,304	4.00%	6,895,956	6.00%
Tier 1 capital (to average assets)
Company	12,394,514	8.55%	5,799,858	4.00%	7,249,822	5.00%
The Business Bank	10,640,256	7.42%	5,733,808	4.00%	7,167,260	5.00%
As of June 30, 2003:
Total capital (to risk-weighted assets)
Company	12,137,651	13.55%	7,164,152	8.00%	8,955,190	N/A
The Business Bank	10,848,576	12.41%	6,993,273	8.00%	8,741,591	10.00%
Tier 1 capital (to risk-weighted assets)
Company	11,013,432	12.30%	3,582,076	4.00%	5,373,114	N/A
The Business Bank	9,750,765	11.15%	3,496,636	4.00%	5,244,955	6.00%
Tier 1 capital (to average assets)
Company	11,013,432	8.51%	5,178,675	4.00%	6,473,344	N/A
The Business Bank	9,750,765	7.84%	4,974,881	4.00%	6,218,601	5.00%

ITEM 3:	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of June 30, 2004 which would have a material adverse effect on the Company’s financial statements.

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

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 21, 2004, the shareholders elected Harold C. Rauner to serve as a Class Two director until the 2007 Annual Meeting of Shareholders. The vote was as follows:

Nominee:	For	Withheld	Votes Cast
Class 2 Director
Harold C. Rauner	761,219	0	761,219

Previously, Mr. Dennis I. Meyer, Mrs. Sharon A. Stakes and Mr. Jeffery T. Valcourt were elected by Shareholders to serve as Class Three directors until the 2005 Annual Meeting of Shareholders. Mr. William J. McCormick, Jr., Mr. Manuel V. Fernandez and Mr. Robert W. Pitts were elected by Shareholders to serve as Class One directors until the 2006 Annual Meeting of Shareholders. The three classes of directors constitute the Board of Directors.

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 21, 2004, the shareholders also voted to Ratify the Appointment of Goodman & Company, as the independent auditors for 2004.

Proposal:	For	Withheld	Votes Cast
Ratify Appointment of Auditors	761,219	0	761,219

ITEM 5.	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	(a)	Section 302 Certification of President and CEO

31	(b)	Section 302 Certification of Chief Financial Officer

32	(a)	Section 906 Certification of President and CEO

32	(b)	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: August 23, 2004	By:	/S/ HAROLD C. RAUNER
Harold C. Rauner President and CEO

Date: August 23, 2004	By:	/S/ LISA M. PORTER
Lisa M. Porter Chief Financial Officer