Form 10QSB
period 2004-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2004-11-15
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,039,830 Shares Outstanding

as of September 30, 2004

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Part 1. Financial Information

Item 1: Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,972,091	$1,506,426	$5,482,566	$4,424,256
Interest on investment securities	87,863	46,739	242,774	133,241
Interest on federal funds sold	49,491	68,564	110,630	222,128
Interest on interest-bearing deposits	8,262	4,307	18,030	11,501

Total interest income	2,117,707	1,626,036	5,854,000	4,791,126

Interest expense:
Interest on deposits	425,942	407,321	1,206,262	1,258,846
Interest on short-term borrowings	8,604	14,903	26,208	31,189
Interest on long-term debt	35,145	44,922	122,714	146,889

Total interest expense	469,691	467,146	1,355,184	1,436,924

Net interest income	1,648,016	1,158,890	4,498,816	3,354,202
Provision for loan losses	116,174	—	284,313	280,000

Net interest income after provision for loan losses	1,531,842	1,158,890	4,214,503	3,074,202

Noninterest income:
Gain on sale of real estate owned and other earning assets	—	31,108	—	75,107
Loan servicing and other fees	13,500	19,697	73,137	59,783
Other income	171,110	109,345	513,455	311,844

Total noninterest income	184,610	160,150	586,592	446,734

Noninterest expense:
Salaries	667,242	426,805	1,829,086	1,248,037
Employee benefits	109,892	75,655	320,132	225,874
Occupancy	207,525	135,866	606,784	352,275
Furniture and equipment	75,895	52,364	226,763	148,099
Data processing	59,895	52,734	171,623	156,851
Other insurance	13,727	11,155	34,807	30,694
Real estate owned holding expense	—	24	—	2,603
Legal	7,341	5,311	20,865	27,261
FDIC / FICO bond insurance	4,748	3,768	13,656	10,628
Other expense	192,913	168,527	605,808	469,830

Total noninterest expense	1,339,178	932,209	3,829,524	2,672,152

Income before income taxes	377,274	386,831	971,571	848,784
Provision for income taxes	128,273	131,645	322,526	288,587

Net income	$249,001	$255,186	$649,045	$560,197

Net income per common share:
Basic	$0.24	$0.25	$0.62	$0.54

Diluted	$0.22	$0.23	$0.58	$0.51

Comprehensive Income

Net income	$249,001	$255,186	$649,045	$560,197
Other comprehensive income, net of tax Unrealized losses on available-for-sale securities	38,656	(18,548)	(5,386)	(18,791)

Comprehensive income	$287,657	$236,638	$643,659	$541,406

UNITED FINANCIAL BANKING COMPANIES, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$4,613,359	$4,340,579
Interest-bearing deposits in other banks	2,188,831	2,268,173
Federal funds sold	6,650,000	3,900,000

Total cash and cash equivalents	13,452,190	10,508,752

Securities available-for-sale	26,589,812	24,966,285
Securities held-to-maturity (fair value of $3,481,780 at September 30, 2004 and $6,017,585 at December 31, 2003)	3,503,366	6,035,368

Total securities	30,093,178	31,001,653

Loans, net of unearned income of $363,618 in 2004; $317,232 in 2003	124,723,624	99,114,122
Less: Allowance for loan losses	(1,825,601)	(1,515,875)

Net loans	122,898,023	97,598,247
Land	818,910	818,910
Premises and equipment, net	1,414,325	1,287,762
Deferred income taxes	637,591	930,187
Other assets	1,070,241	784,815

Total assets	$170,384,458	$142,930,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$51,455,769	$34,504,653
Savings and NOW	39,491,457	41,947,627
Money market	28,299,466	16,562,967
Time:
Under $100,000	18,142,629	17,999,566
$100,000 and over	15,587,647	14,217,017

Total deposits	152,976,968	125,231,830
Short-term borrowings	1,003,711	1,000,000
Long-term debt	2,765,883	3,780,155
Accounts payable and accrued expenses	577,813	513,284

Total liabilities	157,324,375	130,525,269

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,039,830 shares in 2004 and 1,038, 637 in 2003	1,039,830	1,038,637
Surplus	16,231,861	16,221,687
Accumulated deficit	(4,197,970)	(4,847,015)
Accumulated other comprehensive loss	(13,638)	(8,252)

Total stockholders’ equity	13,060,083	12,405,057

Total liabilities and stockholders’ equity	$170,384,458	$142,930,326

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net Income	$649,045	$560,197
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	174,836	106,725
Provision for loan losses	284,313	280,000
Amortization of investment security discount	61,656	46,473
Amortization of loan fees and discounts, net	64,511	(73,780)
Net gain on sale of securities	(22,770)
Net gain on sale of real estate owned	—	(75,107)
Decrease in other assets	7,170	96,948
Decrease in other liabilities	64,529	578,410

Net cash provided by operating activities	1,283,290	1,519,866

Cash flows from investing activities:
Loan originations, net of collections - non-bank subsidiaries	(15,793)	—
Loan originations, net of collections	(25,632,807)	3,034
Purchases of securities available-for-sale	(29,974,524)	(10,464,972)
Purchases of securities held-for-maturity	(750,000)	(36,740,777)
Investment in other real estate owned	—	(21,689,648)
Proceeds received from sale of securities available-for-sale	522,280	(913,978)
Proceeds received from maturity of securities available-for-sale	27,784,263	27,537,627
Proceeds received from maturity of securities held to maturity	3,282,184	21,445,299
Proceeds from real estate owned	—	1,079,300
Purchases of premises and equipment	(301,399)	(393,324)

Net cash used in investing activities	(25,085,796)	(20,137,439)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	26,231,445	24,116,164
Certificates of deposit sold (matured), net	1,513,693	1,786,607
Net change in short-term borrowings	3,711	(10,009)
Net payments on long-term debt	(1,014,272)	—
Proceeds from sale of common stock	11,367	645

Net cash provided by financing activities	26,745,944	25,893,407

Net increase in cash and cash equivalents	2,943,438	7,275,834
Cash and cash equivalents at beginning of the period	10,508,752	14,042,495

Cash and cash equivalents at end of the period	$13,452,190	$21,318,329

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$1,348,153	$1,444,357
Income taxes	179,000	—

Noncash items:
Effect on stockholders’ equity of an unrealized loss on debt and equity securities available-for-sale	$(5,386)	$(18,791)

Reclassification of long-term debt to short-term debt	$—	$1,013,495

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The Company presents the pro forma disclosures required by Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Net income, as reported	$249,001	$255,186	$649,045	$560,197
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—	(24,939)	(21,765)

Pro forma net income	$249,001	$255,186	$624,106	$538,432

Basic earnings per share:
As reported	$0.24	$0.25	$0.62	$0.54
Pro forma	$0.24	$0.25	$0.59	$0.51

Diluted earnings per share:
As reported	$0.22	$0.23	$0.58	$0.51
Pro forma	$0.22	$0.23	$0.55	$0.48

Assumptions
Risk-free interest rate	3.33%	3.34%	3.33%	3.34%
Dividend yield	—	—	—	—
Volatility factor	10.00%	10.00%	10.00%	10.00%
Weighted average expected life (years)	7.0	7.5	7.0	7.5

Note 3 -	Basic earnings per share (EPS) excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	Three Months Ended		Nine Months Ended
September 30,	2004	2003	2004	2003
Basic earnings per common share:
Net income available to common stockholders	$249,001	$255,186	$649,045	$560,197
Weighted average common shares outstanding	1,039,182	1,037,038	1,038,923	1,037,012

Basic earnings per common share	$0.24	$0.25	$0.62	$0.54

Diluted earnings per common share:
Net income available to common stockholders	$249,001	$255,186	$649,045	$560,197

Weighted average common shares outstanding	1,039,182	1,037,038	1,038,923	1,037,012
Common share equivalents for stock options	78,984	66,110	78,984	66,110

	1,118,166	1,103,148	1,117,907	1,103,122

Diluted earnings per common share	$0.22	$0.23	$0.58	$0.51

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income.

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

A. Results of Operations for the Nine Months Ended September 30, 2004 as Compared to the Nine Months Ended September 30, 2003

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $649,045 for the nine-month period ended September 30, 2004. This compares with net income of $560,917 for the same period of 2003. Basic earnings per share were $.62 for the nine months ended September 30, 2004, compared to $.54 for the nine months of 2003.

Net Interest Income

For the nine-month period ended September 30, 2004, net interest income increased $1,144,614, or 34.1%, from $3,354,202 at September 30, 2003 to $4,498,800 at September 30, 2004 (Consolidated Statements of Income and Comprehensive Income table). The increase was attributable to an increased volume of earning assets. Average total earning assets increased $23,432,438, or 19.8%, from $118,460,500 at September 30, 2003 to $141,892,938 at September 30, 2004 (Consolidated Average Balances table). Contributing $1,668,015 of earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table). The same factors impacted the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The compressed rate environment suppressed interest income on earning assets by $583,503 during the first nine months of 2004 when compared to 2003. However, earnings lost due to rate were offset by the favorable contribution from the increased volume of total earning assets (Rate Volume Variance table). The increased volume of earning assets contributed $1,646,377 to earnings when comparing the nine month periods ended September 30, 2004 and 2003 (Rate Volume Variance table). The combined effect of the rate and volume variances resulted in an increase of $1,062,874 in interest income (or earning assets) from $4,791,126 at September 30, 2003 to $5,854,000 at September 30, 2004.

Total interest expense decreased $81,740, or 5.7%, from $1,436,924 at September 30, 2003 to $1,355,184 at September 30, 2004 (Consolidated Statements of Income and Comprehensive Income table). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the compressed rate environment during the past year favorably impacted total interest expense and more than offset the increased expense due to the increased volume of interest-bearing liabilities. During the first nine months of 2003, compared to the first nine months of 2004, total interest expense increased $76,260 due to volume, while rates decreased total interest expense by $158,000. Average total interest-bearing liabilities increased $12,109,801, or 12.6%, from $83,843,529 at September 30, 2003 to $95,953,330 at September 30, 2004 (Consolidated Average Balances table).

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/YIELDS AND RATES

	For the Nine Months Ended
	September 30, 2004			September 30, 2003
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$83,091,528	$4,084,338	6.55%	$60,810,058	$3,257,103	7.16%
Real estate construction	15,429,867	784,025	6.77%	9,155,338	570,530	8.33%
Real estate mortgage	7,865,021	382,395	6.48%	6,425,563	299,643	6.23%
Installment	5,545,290	231,808	5.57%	5,254,371	296,980	7.56%

Total loans	111,931,706	5,482,566	6.52%	81,645,330	4,424,256	7.25%

Interest-bearing deposits	2,226,976	18,030	1.08%	1,639,593	11,501	0.94%
Federal funds sold	13,404,117	110,630	1.10%	26,363,390	222,128	1.13%
Investment securities (2)	14,330,139	242,774	2.26%	8,812,187	133,241	2.02%

Total earning assets	141,892,938	$5,854,000	5.50%	118,460,500	$4,791,126	5.41%

Noninterest-earning assets
Cash and due from banks	5,383,290			4,507,667
Other assets	3,503,759			3,631,032
Allowance for loan losses	(1,634,773)			(1,435,209)

Total assets	$149,145,214			$125,163,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$40,259,072	$458,599	1.52%	$26,225,614	$353,160	1.80%
Money market accounts	20,610,116	139,871	0.90%	16,408,089	121,654	0.99%
Time:
Under $100,000	17,538,213	354,594	2.69%	19,405,915	460,251	3.17%
$100,000 and over	13,142,000	253,198	2.57%	16,015,843	323,781	2.70%

Total interest-bearing deposits	91,549,401	1,206,262	1.76%	78,055,461	1,258,846	2.27%
Short-term borrowings	1,030,182	26,208	3.39%	1,468,020	31,189	2.84%
Long-term debt	3,373,747	122,714	4.85%	4,320,048	146,889	4.55%

Total interest-bearing liabilities	95,953,330	$1,355,184	1.88%	83,843,529	$1,436,924	2.29%

Non interest-bearing liabilities:
Demand deposits	39,869,143			28,917,971
Other liabilities	662,237			583,026
Stockholders’ equity	12,660,504			11,819,464

Total liabilities and stockholders’ equity	$149,145,214			$125,163,990

Net interest income		$4,498,816			$3,354,202

Net interest margin (3)			4.22%			3.79%

Net interest spread (4)			3.61%			3.12%

Fees included in loan income		$264,640			$192,503

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity.
(3)	Net interest income divided by total earning assets.
(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

The Bank’s deposit mix also contributed to constraining interest expense and increasing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $10,951,172, or 37.9%, from $28,917,971 at September 30, 2003 to $39,869,143 at September 30, 2004. Additionally, the average balance of low cost accounts of savings, NOW and money market increased $18,235,485 from September 30, 2003 to September 30, 2004. The concurrence of the growth in such deposits during the lower rate environment resulted in a decreased cost of total interest-bearing liabilities, 41 basis points, from 2.29% at September 30, 2003 to 1.88% at September 30, 2004 (Consolidated Average Balances table).

Analysis of the Changes in the Components of Net Interest Income

For Nine Months Ended September 30,	2004 Compared to 2003
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$947,346	$(246,092)	$1,193,438
Real estate - construction	213,495	(177,513)	391,008
Real estate - mortgage	82,752	15,626	67,126
Installment	(185,283)	(201,726)	16,443

Total loans	1,058,310	(609,705)	1,668,015

Interest-bearing deposits	6,529	2,409	4,120
Federal funds sold	(111,498)	(2,308)	(109,190)
Investment securities	109,533	26,101	83,432

Total interest income	1,062,874	(583,503)	1,646,377

Interest expense:
Savings and NOW accounts	105,439	(83,539)	188,978
Money market accounts	18,217	(12,938)	31,155
Time:
Under $100,000	(105,657)	(61,361)	(44,296)
$100,000 and over	(70,583)	(12,485)	(58,098)
Short-term borrowings	(4,981)	4,321	(9,302)
Long-term debt	(24,175)	8,001	(32,176)

Total interest expense	(81,740)	(158,000)	76,260

Net interest income	$1,144,614	$(425,503)	$1,570,117

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

Provision for loan loss expense increased $116,174 from 2003 to 2004 when comparing the three months ended September 30th and increased $4,313, or 1.5%, from $280,000 for the nine months ended September 30, 2003 to $284,313 for the nine months ended September 30, 2004. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the three and nine month variances between the 2004 and 2003 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $139,858, or 31.3%, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. The increase was attributable to other income that increased $201,611, or 64.6%, when comparing the nine months ended September 30, 2003 and 2004. Three items, totaling $221,418, primarily accounted for the increase: gain on the sale of a security, $22,770; gains from the sales of mortgages, $71,006; and fees, net of cost, from the title subsidiary, $127,642. The gains from the three items also accounted for the increase in other income when comparing the three months ended September 30, 2003 and 2004. During the three months ended September 30, 2003, BVCI had gains from the sale of real estate owned. All of the Company’s real estate owned was sold during 2003 and, therefore, no income from the sale of real estate owned is reported during 2004.

Noninterest Expense

Total noninterest expense increased $1,157,372, or 43.3%, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. The increase was primarily attributable to additional staffing to enhance asset growth and business expansion. Salaries and employee benefits increased $675,375, or 45.8%, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Growth and expansion expenses such as occupancy, furniture and equipment and advertising expense also contributed to the increase. Occupancy, furniture and equipment and advertising expense increased $383,578, or 73.9%, during the first nine months of 2004 compared to the first nine months of 2003. The same factors impacted the increased expense when comparing the quarters ended September 30, 2003 and 2004.

Income Taxes

The provision for income taxes increased $33,939, or 11.8%, from $288,587 at September 30, 2003 to $322,526 at September 30, 2004. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase when comparing the nine months ended September 30 and the decrease when comparing the three month period ended September 30 were both attributable to earnings.

B. Financial Condition as of September 30, 2004

General

During the first nine months of 2004, the Bank increased its professional staff to promote sound growth. In aggregate, new staff have over eighty-five years of banking experience. The additional staff contributed to asset growth in the third quarter, and is expected to contribute to asset growth in the fourth quarter of 2004, but to negatively impact earnings in the third and fourth quarters of 2004.

Assets

Total assets increased $27,454,132 or 19.2% during the first nine months of 2004. The increase was primarily attributable to an increased volume of deposits that were invested in loans. The balance of available-for-sale investment securities was inflated on the balance sheet at September 30, 2004 and December 31, 2003. For tax purposes, the Bank purchased an overnight government security of $15,000,000 on September 30, 2004 and $15,000,000 on December 31, 2003. The average balance of investment securities totaled $14,330,139 for the nine month period ended September 30, 2004 and $10,362,012 for the year ended December 31, 2003.

Loans

Loans, net of unearned income, increased $25,609,502, or 25.8%, from $99,114,122 at December 31, 2003 to $124,723,624 at September 30, 2004. The growth was funded by the increased volume of deposits during the first nine months of 2004.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies”, that requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, that requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Other factors considered by the Board of Directors and management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The Board of Directors and management determine the significance of each factor and determine impairment by taking into consideration all of the circumstances surrounding the loan and the borrower, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

At September 30, 2004 and December 31, 2003, the allowance for loan losses was $1,825,601 or 1.5% and $1,515,875 or 1.5%, respectively, of total loans. Impaired loans, at September 30, 2004, totaled $178,499, of which, $6,242 was held by BVCI, a wholly-owned subsidiary and $172,257 was held by the Bank. This compares to a balance of $33,457 at December 31, 2003, of which $7,128 was held by BVCI and $26,329 was held by the Bank. Of the impaired loans outstanding at September 30, 2004 and December 31, 2003, non-accrual loans totaled $178,499 and $33,457, respectively. There were no charge-offs and four recoveries totaling $25,413 during the nine months ended September 30, 2004 in comparison to four charge-offs totaling $28,176 and one recovery totaling $11,793 during the same period of 2003.

Premises and Equipment

Premises and equipment, net increased $126,563 or 9.8% during the nine months since December 31, 2003. The increase was due to capital additions resulting from renovations to the Tysons headquarters and to the Vienna branch office.

Deferred Tax Asset

The deferred income tax asset primarily results from net operating loss carryforwards, and differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at September 30, 2004.

Deposits

During the first nine months of 2004, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $26,231,448, or 28.2%, from $93,015,247at December 31, 2003 to $119,246,692 at September 30, 2004. The changes since December 31, 2003 were as follows: demand deposits (noninterest-bearing) - $16,951,116 or 49.1%, money market deposits - $11,736,499 or 70.8% and savings and NOW deposits - ($2,456,170) or (5.9)%.

Other Liabilities and Equity

Short-term borrowings and debt consists of $3,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $769,594 from a financial institution. The FHLBA advances have been used to fund certain lending programs. $1,000,000 of the FHLBA advances outstanding at December 31, 2003 matured and were paid during June 2004. The $769,594 was used to partially fund the purchase of the Reston branch. Stockholders’ equity increased $655,026, or 5.3% during the nine months ended September 30, 2004 when compared to the year ended December 31, 2003. During the first nine months of 2004, earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 20.8% of total assets at September 30, 2004 compared to 28.5% at December 31, 2003 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury Notes, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At September 30, 2004, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. Government Agency	$20,447,974	$3,498,568
U.S. Treasury	4,443,934	—
Mortgage-backed Securities	806,224	4,798
Mutual Funds	18,079	—
Corporate Debt Securities	565,451	—
Equity	308,150	—

Total	$26,589,812	$3,503,366

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2003, that management believes would result in the Bank not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:

Total capital (to risk-weighted assets)
Company	14,383,608	11.20%	10,270,408	8.00%	12,838,010	10.00%
The Business Bank	12,963,331	10.27%	10,099,588	8.00%	12,624,485	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,776,130	9.95%	5,135,204	4.00%	7,702,806	6.00%
The Business Bank	11,382,253	9.02%	5,049,794	4.00%	7,574,691	6.00%
Tier 1 capital (to average assets)
Company	12,776,130	8.08%	6,326,770	4.00%	7,908,462	5.00%
The Business Bank	11,382,253	7.42%	6,133,062	4.00%	7,666,327	5.00%

As of September 30, 2003:

Total capital (to risk-weighted assets)
Company	12,407,155	13.89%	7,144,169	8.00%	8,930,211	N/A
The Business Bank	11,078,370	12.72%	6,968,160	8.00%	8,710,201	10.00%
Tier 1 capital (to risk-weighted assets)
Company	11,285,951	12.64%	3,572,084	4.00%	5,358,126	N/A
The Business Bank	9,984,366	11.46%	3,484,080	4.00%	5,226,120	6.00%
Tier 1 capital (to average assets)
Company	11,285,951	8.60%	5,250,758	4.00%	6,563,447	N/A
The Business Bank	9,984,366	7.68%	5,200,570	4.00%	6,500,713	5.00%

ITEM 3: CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of September 30, 2004 that would have a material adverse effect on the Company’s financial statements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities. None.

(b) Use of Proceeds. Not Applicable.

(c) Small Business Issuer Purchases of Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) Information which Should have Been Reported on Form 8-K. None.

(b) Material Changes to Procedures for Director Nomination by Shareholders. None.

ITEM 6: EXHIBITS

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: November 15, 2004	By:	/ s / HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: November 15, 2004	By:	/ s / LISA M. PORTER
Lisa M. Porter
Chief Financial Officer