Form 10KSB
period 2004-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2005-04-15
CIK 714286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1201253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8399 Leesburg Pike P.O. Box 2459 Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 734-0070

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

For the year ended December 31, 2004, United Financial Banking Companies, Inc. reported revenues of $7,212,583.

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $8,142,933 as of March 15, 2005.

As of March 15, 2005, the registrant had 1,041,080 shares of outstanding common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Company’s 2004 Proxy Statement for the Annual Meeting to be held May 20, 2005 is incorporated by reference into Part III of this report, and information from the 2004 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

PART I

Item 1. Description of Business

General

United Financial Banking Companies, Inc. (“UFBC”), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the “Bank”), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which conducts limited lending and other investment activities, United Facilities LLC (“UFLLC”) which holds Bank premises and UFBC Capital Trust I, a business trust. Collectively, UFBC, the Bank, BVCI, and UFLLC are referred to as the Company. At December 31, 2004, the Company had consolidated total assets of $174,314,742, total deposits of $151,213,661, total loans of $128,851,646 and total stockholders’ equity of $13,561,833.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, construction and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional consumer loans and personal lines of credit will be primarily marketed to the employees and customers of the Bank’s commercial customers. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured. Approximately 35% of the loan portfolio will be comprised of commercial mortgage loans, approximately 30% will consist of commercial term loans, approximately 15% in commercial lines of credit, approximately 10% in construction loans and 10% in consumer loan products (car loans, residential real estate loans, personal lines of credit and other similar forms of credit products). There can be no assurance that we will be able achieve or maintain this distribution of loans. At December 31, 2004, our loan portfolio’s actual composition consisted of 28% commercial mortgage loans, 30% commercial term loans, 14% commercial lines of credit, 16% construction loans and 12% consumer and other loan products.

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2004, the Bank’s statutory lending limit to any single borrower was $1,980,713 subject to certain exceptions provided under applicable law. As of December 31, 2004, the Bank’s credit exposure to its largest borrower was $1,864,128.

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

Commercial Term Loans. Commercial term loans will be used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank will generally require a first lien position on all collateral and require guarantees from owners. Interest rates on commercial term loans will generally be floating or fixed for a term not to exceed five years. Management will carefully monitor industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans will be evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents generally will require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants usually will require at least annual submission of financial information and in certain cases this information will be required monthly, quarterly or semi-annually depending on the degree to which lenders desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Generally, loans will require personal guarantees as a matter of policy. Key person life insurance will be required as appropriate and as necessary to mitigate the risk of the loss of a primary owner or manager.

Commercial Lines of Credit. Commercial lines of credit will be used to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank can require an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral will be in the same percentages as in term loan lending. All lines of credit and term loans to the same borrowers generally will be cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific reserve allocation and risk-rating disciplines will be identical to those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees will be required on loans.

Construction Loans. Construction loans for various purposes and acquisition and development loans are made to builders with established track records of quality construction. Land loans are discouraged unless underwritten in conjunction with a related construction loan or out-sale contract. Typical advance rates are not greater than 65% of the lesser of cost or appraisal for raw land, 75% of the value of finished lots for land acquisition, and 80% of land cost and 100% of construction costs for construction loans. In all cases, a minimum 10% equity contribution of total project costs is required. Financing terms generally do not exceed 24 months. Construction loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained to a minimum with a majority of loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities is usually required and loans are typically priced to float at a factor at or above the prime lending rate.

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

Borrowing. The Bank has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. The Bank has total borrowings, consisting of both short and long-term advances from the Federal Home Loan Bank of Atlanta, of $3,000,000 at December 31, 2004. Additionally, the Bank has unsecured lines of credit with correspondent banks totaling $7,400,000 available for overnight borrowing. At December 31, 2004, there were no amounts drawn on these lines of credit. Management believes that the Bank currently has adequate liquidity available to respond to anticipated liquidity demands.

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

Employees

As of March 15, 2005, the Bank employed 48 full-time and 6 part-time employees. United Title LLC, a subsidiary of the Bank, had 2 employees as of March 15, 2005. The Company has no employees who are not also employees of the Bank or United Title LLC. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Company maintains a benefit program which includes health, vision and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

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

USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

Item 2. Description of Property

The main offices of the Company and the Bank are located at 8399 Leesburg Pike, Vienna, Virginia 22182.

A portion of the information required by this item is incorporated by reference to the section entitled, “Notes 5 and 12 of the Consolidated Financial Statements “ appearing on pages 16 and 21 of the Annual Report to Shareholders for the year ended December 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

A.	The common stock of the Company is traded infrequently in the over the counter market under the symbol UFBC.OB. Scott & Stringfellow, Inc. currently serves as a market maker in the common stock.

There were no unregistered sales of equity securities of the Company during the year ended December 31, 2004.

B.	There were 311 holders of record of the Registrant’s common stock as of December 31, 2004. No unregistered securities were sold during the year ended December 31, 2004.

C.	The Company’s stock price and dividend information is incorporated by reference to the section entitled “Corporate Information” appearing on page 48 of the Annual Report to Shareholders for the year ended December 31, 2004.

D.	Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11. There were no repurchases of the Company’s equity securities, by or on behalf of the Company, or any affiliated purchaser, effected during the fourth quarter of 2004.

Item 6. Management’s Discussion and Analysis

The information required by this item is incorporated by reference to the section entitled, “Management’s Discussion and Analysis” appearing on pages 30 through 48 of the Annual Report to Shareholders for the year ended December 31, 2004.

Item 7. Financial Statements

The information required by this item is incorporated by reference from the information appearing on pages 1 through 29 of the Annual Report to Shareholders for the year ended December 31, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Corporate Secretary, United Financial Banking Companies, Inc., 8399 Leesburg Pike, Vienna, Virginia, 22182.

The other information as to the Registrant’s Executive Officers and Directors required by this item is incorporated by reference from the information contained under “Election of Directors” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the information contained under “Executive Officers” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained under “Stock Ownership” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Item 12. Certain Relationships and Related Transactions

Information, other than the following, required by this item is incorporated by reference to the information contained under “Certain Relationships” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information, as of December 31, 2004, regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	153,450	$9.91	140,650

Equity compensation plans not approved by security holders	—	—	—

Total	153,450	$9.91	140,650

(1)	Consists of the Company’s Executive Incentive and Nonqualified Stock Option Plans. For additional information, see Note 17 to the consolidated financial statements.

Item 13. Exhibits

Exhibit 3 — Articles of Incorporation and Bylaws

Articles of Incorporation and Bylaws of United Financial Banking Companies, Inc. are incorporated by reference to Exhibit 3 (a) and 3 (b) to the Company’s Annual Report on Form 10-KSB as of December 31, 1997.

Exhibit 4.1	Indenture, dated as of December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as trustee, (1)

Exhibit 4.2	Amended and Restated Declaration of Trust, dated as December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and Harold C . Rauner and Lisa M. Porter as Administrators (1)

Exhibit 4.3	Guarantee Agreement dated as of dated as December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as Guarantee Trustee (1)

(1)	Not filed in accordance with the provisions of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

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

Exhibit 10 (c) — 2003 Executive Stock Option Plan and 2003 Nonqualified Stock Option Plan (for Non-Employee Directors)

The 2003 Executive Stock Option Plan and 2003 Nonqualified Stock Option Plan (for Non-Employee Directors) of United Financial Banking Companies, Inc. are incorporated by reference to the Company’s Proxy Statement on Form DEF 14-A as of April 30, 2003.

Exhibit 11— Statement Regarding Computation of Per Share Earnings

Earnings per share are computed as expressed in Note 19 to the consolidated financial statements, included in the 2004 Annual Report on pages 25-26.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained under “Fees Paid to Accounting Firm” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2005.

UNITED FINANCIAL BANKING COMPANIES, INC.
(Registrant)

By:	/s/ JEFFERY T. VALCOURT
Jeffery T. Valcourt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY T. VALCOURT	Chairman/Director	4/15/05
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER	President, CEO/Director	4/15/05
Harold C. Rauner

/s/ MANUEL V. FERNANDEZ	Vice Chairman/Director	4/15/05
Manuel V. Fernandez

/s/ WILLIAM J. MCCORMICK, JR.	Director	4/15/05
William J. McCormick, Jr.

/s/ DENNIS I. MEYER	Director	4/15/05
Dennis I. Meyer

/s/ ROBERT W. PITTS	Director	4/15/05
Robert W. Pitts

/s/ SHARON A. STAKES	Director	4/15/05
Sharon A. Stakes

/s/ LISA M. PORTER	Principal Financial Officer Principal Accounting Officer	4/15/05
Lisa M. Porter