Form 10QSB
period 2005-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2005-05-20
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,041,080 Shares Outstanding

as of March 31, 2005

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Part 1. Financial Information

Item 1: Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$2,120,147	$1,706,338
Interest on investment securities	137,802	91,383
Interest on federal funds sold	60,755	34,322
Interest on interest-bearing deposits	37,591	4,881

Total interest income	2,356,295	1,836,924

Interest expense:
Interest on deposits	551,196	395,651
Interest on short-term borrowings	9,443	7,939
Interest on long-term debt	112,408	44,542

Total interest expense	673,047	448,132

Net interest income	1,683,248	1,388,792

Provision for loan losses	109,102	57,657

Net interest income after provision for loan losses	1,574,146	1,331,135

Noninterest income:
Loan servicing and other fees	92,112	33,177
Other income	101,869	173,438

Total noninterest income	193,981	206,615

Noninterest expense:
Salaries	737,626	504,266
Employee benefits	130,146	103,259
Occupancy	212,574	193,443
Furniture and equipment	87,728	72,548
Data processing	58,827	54,512
Other insurance	12,098	10,143
Legal	3,879	6,704
FDIC / FICO bond insurance	5,181	4,317
Other expense	228,930	219,154

Total noninterest expense	1,476,989	1,168,346

Income before income taxes	291,138	369,404

Provision for income taxes	98,987	118,469

Net income	$192,151	$250,935

Net income per common share:
Basic	$0.18	$0.24

Diluted	$0.17	$0.23

Comprehensive Income
Net income	$192,151	$250,935
Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale securities	(89,227)	13,753

Comprehensive income	$102,924	$264,688

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) March 31, 2005	(Audited) December 31, 2004
ASSETS
Cash and due from banks	$6,850,209	$5,377,787
Interest-bearing deposits in other banks	3,940,921	2,006,161
Federal funds sold	4,250,000	6,625,000

Total cash and cash equivalents	15,041,130	14,008,948

Securities available-for-sale	27,518,085	25,987,380
Securities held-to-maturity (fair value of $2,934,938 at March 31, 2005 and $2,962,848 at December 31, 2004)	2,998,739	2,998,667

Total securities	30,516,824	28,986,047

Loans, net of unearned income of $303,729 in 2005; $320,014 in 2004	133,995,380	128,851,646
Less: Allowance for loan losses	(2,025,822)	(1,914,616)

Net loans	131,969,558	126,937,030

Land	818,910	818,910
Premises and equipment, net	1,515,492	1,529,433
Deferred income taxes	878,420	809,625
Other assets	1,350,133	1,224,749

Total assets	$182,090,467	$174,314,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$46,230,460	$44,799,016
Savings and NOW	47,125,824	37,476,465
Money market	21,725,791	25,539,882
Time:
Under $100,000	21,417,214	20,557,642
$100,000 and over	22,242,046	22,840,161

Total deposits	158,741,335	151,213,166
Short-term borrowings	1,000,000	1,000,000
Trust preferred capital notes	5,155,000	5,155,000
Long-term debt	2,761,943	2,765,867
Accounts payable and accrued expenses	767,432	618,876

Total liabilities	168,425,710	160,752,909

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,041,080 shares in 2005 and 1,041,080 in 2004	1,041,080	1,041,080
Surplus	16,250,826	16,250,826
Accumulated deficit	(3,485,120)	(3,677,271)
Accumulated other comprehensive loss	(142,029)	(52,802)

Total stockholders’ equity	13,664,757	13,561,833

Total liabilities and stockholders’ equity	$182,090,467	$174,314,742

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net Income	$192,151	$250,935
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,557	53,617
Provision for loan losses	109,102	57,657
Amortization of investment security discount	7,943	22,953
Amortization of loan fees and discounts, net	(16,734)	20,177
Net gain on sale of securities	—	(22,770)
Increase in other assets	(194,179)	(4,210)
Increase (decrease) in other liabilities	148,556	(24,371)

Net cash provided by operating activities	312,396	353,988

Cash flows from investing activities:
Loan originations, net of collections - nonbank subsidiaries	41,106	2,988
Loan originations, net of collections	(5,166,002)	(9,525,394)
Purchases of securities available-for-sale	(13,063,200)	(500,000)
Proceeds received from sale of securities available-for-sale	—	522,280
Proceeds received from maturity of securities available-for-sale	11,435,253	15,549,189
Proceeds received from maturity of securities held-to-maturity	—	2,011,716
Purchases of premises and equipment	(51,616)	(38,778)

Net cash provided by (used in) investing activities	(6,804,459)	8,022,001

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	7,266,712	13,752,746
Certificates of deposit sold (matured), net	261,457	(2,523,093)
Net payments on long-term debt	(3,924)	(3,557)

Net cash provided by financing activities	7,524,245	11,226,096

Net increase in cash and cash equivalents	1,032,182	19,602,085
Cash and cash equivalents at beginning of the period	14,008,948	10,508,752

Cash and cash equivalents at end of the period	$15,041,130	$30,110,837

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$656,266	$453,470
Income taxes	—	—

Noncash items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(89,227)	$13,753

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price. The Company presents the pro forma disclosures required by Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

March 31,	2005	2004
Net income, as reported	$192,151	$250,935

Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(72,213)	(66,773)

Pro forma net income	$119,938	$184,162

Basic earnings per share:
As reported	$0.18	$0.24
Pro forma	$0.11	$0.18

Diluted earnings per share:
As reported	$0.17	$0.23
Pro forma	$0.10	$0.17

Assumptions
Risk-free interest rate	3.94%	3.33%
Dividend yield	—	—
Volatility factor	10.00%	10.00%
Weighted average expected life (years)	8.4	8.0

Note 3 -	Basic earnings per share (EPS) excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	Three Months Ended
March 31,	2005	2004
Basic earnings per common share:
Net income available to common stockholders	$192,151	$250,935
Weighted average common shares outstanding	1,041,080	1,038,637

Basic earnings per common share	$0.18	$0.24

Diluted earnings per common share:
Net income available to common stockholders	$192,151	$250,935

Weighted average common shares outstanding	1,041,080	1,038,637
Common share equivalents for stock options	78,468	76,185

	1,119,548	1,114,822

Diluted earnings per common share	$0.17	$0.23

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income.

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

A. Results of Operations for the Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $192,151 for the three-month period ended March 31, 2005. This compares with net income of $250,935 for the same period of 2004. Basic earnings per share were $.18 for the three months ended March 31, 2005, compared to $.24 for the three months of 2004.

Net Interest Income

For the three-month period ended March 31, 2005, net interest income increased $294,456, or 21.2%, from $1,388,792 at March 31, 2004 to $1,683,248 at March 31, 2005 (Consolidated Statements of Income and Comprehensive Income). The increase was attributable to an increased volume of earning assets. Average total earning assets increased $30,807,391, or 22.6%, from $136,526,432 at March 31, 2004 to $167,333,823 at March 31, 2005 (Consolidated Average Balances table). Contributing $433,630 of earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The rising rate environment increased interest income on earning assets by $57,039 during the first three months of 2005 when compared to 2004. The increased volume of earning assets contributed $462,332 to earnings when comparing the three month periods ended March 31, 2005 and 2004 (Analysis of the Changes in the Components of Net Interest Income table). The combined effect of the rate and volume variances resulted in an increase of $519,371 in interest income (or earning assets) from $1,836,924 at March 31, 2004 to $2,356,295 at March 31, 2005.

Total interest expense increased $224,915, or 50.2%, from $448,132 at March 31, 2004 to $673,047 at March 31, 2005 (Consolidated Statements of Income and Comprehensive Income). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the rising rate environment during the past year increased total interest expense; however, the table also shows that volume had a greater impact when comparing the March 31, 2004 and 2005. During the first three months of 2004, compared to the first three months of 2005, total interest expense increased $148,443 due to volume, while rates increased total interest expense by $76,472. Average total interest-bearing liabilities increased $23,839,066, or 25.4%, from $93,701,656 at March 31, 2004 to $117,540,722 at March 31, 2005 (Consolidated Average Balances table).

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Three Months Ended
	March 31, 2005			March 31, 2004
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$92,597,303	$1,494,729	6.56%	$76,448,232	$1,275,550	6.69%
Real estate construction	22,161,011	396,433	7.27%	14,535,686	240,288	6.63%
Real estate mortgage	7,533,876	120,493	6.50%	7,657,906	122,086	6.39%
Installment	7,345,477	108,492	6.01%	4,630,856	68,414	5.93%

Total loans	129,637,667	2,120,147	6.65%	103,272,680	1,706,338	6.63%

Interest-bearing deposits	6,370,602	37,591	2.40%	2,254,612	4,881	0.87%
Federal funds sold	10,472,276	60,755	2.36%	15,399,008	34,322	0.89%
Investment securities (2)	20,853,278	137,802	2.69%	15,600,132	91,383	2.35%

Total earning assets	167,333,823	$2,356,295	5.73%	136,526,432	$1,836,924	5.40%

Noninterest-earning assets
Cash and due from banks	6,013,585			4,966,353
Other assets	4,041,929			3,595,841
Allowance for loan losses	(1,959,391)			(1,535,094)

Total assets	$175,429,946			$143,553,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$39,609,781	$162,524	1.67%	$40,109,037	$153,107	1.53%
Money market accounts	24,759,439	70,134	1.15%	17,945,224	39,187	0.88%
Time:
Under $100,000	21,297,074	154,146	2.94%	17,709,867	121,242	2.75%
$100,000 and over	22,957,485	164,392	2.91%	13,159,645	82,115	2.50%

Total interest-bearing deposits	108,623,779	551,196	2.06%	88,923,773	395,651	1.78%
Short-term borrowings	1,000,000	9,443	3.84%	1,055,395	7,939	3.02%
Long-term debt	7,916,943	112,408	5.77%	3,722,488	44,542	4.80%

Total interest-bearing liabilities	117,540,722	$673,047	2.33%	93,701,656	$448,132	1.92%

Non interest-bearing liabilities:
Demand deposits	43,568,468			36,573,440
Other liabilities	767,432			706,942
Stockholders’ equity	13,553,323			12,571,494

Total liabilities and stockholders’ equity	$175,429,945			$143,553,532

Net interest income		$1,683,248			$1,388,792

Net interest margin (3)			4.09%			4.08%

Net interest spread (4)			3.40%			3.48%

Fees included in loan income		$95,206			$62,268

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity.
(3)	Net interest income divided by total earning assets.
(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

The Bank’s deposit mix also contributed to managing interest expense and increasing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $6,995,028, or 19.1%, from $36,573,440 at March 31, 2004 to $43,568,468 at March 31, 2005. Additionally, the average balance of low cost accounts of savings, NOW and money market increased $6,314,959 from March 31, 2004 to March 31, 2005.

Analysis of the Changes in the Components of Net Interest Income

For Three Months Ended March 31,	2005 Compared to 2004
	Total Increase (Decrease)	Change Due To:

		Rate	Volume
Interest income:
Loans:
Commercial	$219,179	$(50,271)	$269,450
Real estate - construction	156,145	30,092	126,053
Real estate - mortgage	(1,593)	384	(1,977)
Installment	40,078	(26)	40,104

Total loans	413,809	(19,821)	433,630

Interest-bearing deposits	32,710	23,799	8,911
Federal funds sold	26,433	37,414	(10,981)
Investment securities	46,419	15,647	30,772

Total interest income	519,371	57,039	462,332

Interest expense:
Savings and NOW accounts	9,417	11,323	(1,906)
Money markets accounts	30,947	16,067	14,880
Time:
Under $100,000	32,904	8,346	24,558
$100,000 and over	82,277	21,139	61,138
Short-term borrowings	1,504	1,921	(417)
Long-term debt	67,866	17,677	50,189

Total interest expense	224,915	76,472	148,443

Net interest income	$294,456	$(19,433)	$313,889

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

Provision for loan loss expense increased $51,445 from 2004 to 2005 when comparing the three months ended March 31st, from $57,657 for the three months ended March 31, 2004 to $109,102 for the three months ended March 31, 2005. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2005 and 2004 provision for loan loss expense.

Noninterest Income

Total noninterest income decreased $12,634, or 6.1%, during the three months ended March 31, 2004 compared to the three months ended March 31, 2005. The decrease was attributable to less fee income generated from deposit accounts.

Noninterest Expense

Total noninterest expense increased $308,643, or 26.4%, during the three months ended March 31, 2004 compared to the three months ended March 31, 2005. The increase was primarily attributable to additional staffing to enhance asset growth and business expansion. Salaries and employee benefits increased $260,248, or 42.8%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Growth and expansion expenses such as occupancy and furniture and equipment also contributed to the increase. Occupancy and furniture and equipment expense increased $34,111, or 12.9%, during the first three months of 2005 compared to the first three months of 2004.

Income Taxes

The provision for income taxes decreased $19,482, or 16.4%, from $118,469 at March 31, 2004 to $98,987 at March 31, 2005. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The decrease when comparing the three months ended March 31st was attributable to earnings.

B. Financial Condition as of March 31, 2005

General

During the fourth quarter of 2004, the Bank increased its professional staff to promote sound growth. In aggregate, new staff have over eighty-five years of banking experience. The additional staff contributed to asset growth during 2004 and during the first quarter of 2005; however, until growth absorbs the additional staffing and related expense, overhead may negatively impact earnings in the first and second quarters of 2005.

Assets

Total assets increased $7,775,725 or 4.5% during the first three months of 2005. The increase was primarily attributable to an increased volume of deposits that were invested in loans. The balance of available-for-sale investment securities was inflated on the balance sheet at March 31, 2005 and December 31, 2004. For tax purposes, the Bank purchased an overnight government security of $10,000,000 on March 31, 2005 and $15,000,000 on December 31, 2004. The average balance of investment securities totaled $20,853,278 for the three month period ended March 31, 2005 and $15,227,165 for the year ended December 31, 2004.

Loans

Loans, net of unearned income, increased $5,143,734, or 4.0%, from $128,851,646 at December 31, 2004 to $133,995,380 at March 31, 2005. The growth was funded by the increased volume of deposits during the first three months of 2005.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” that requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure,” that requires that losses be accrued based on the differences between the value of the collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

At March 31, 2005 and December 31, 2004, the allowance for loan losses was $2,025,822 or 1.5% and $1,914,616 or 1.5%, respectively, of total loans. Impaired and non-accrual loans, at March 31, 2005 and December 31, 2004, totaled $37,202 and were held by BVCI, a wholly-owned subsidiary. There were no charge-offs and two recoveries totaling $2,104 during the three months ended March 31, 2005 in comparison to no charge-offs nor recoveries during the same period of 2004.

Premises and Equipment

Premises and equipment, net decreased $13,941 or .9% during the three months since December 31, 2004. The decrease was due to amortization and depreciation.

Deferred Tax Asset

The deferred income tax asset primarily results from differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at March 31, 2005.

Deposits

During the first three months of 2005, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $7,266,712, or 6.7%, from $107,815,363 at December 31, 2004 to $115,082,075 at March 31, 2005. The changes since December 31, 2004 were as follows: demand deposits (noninterest-bearing) - $1,431,444 or 3.2%, savings and NOW deposits - $9,649,359 or 25.8% and money market deposits- ($3,814,091) or (14.9)%.

Other Liabilities and Equity

Short-term borrowings and long-term debt consists of $3,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $761,943 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $761,943 was used to partially fund the purchase of the Reston branch. Stockholders’ equity increased $102,924, or .8%, during the three months ended March 31, 2005, when compared to the year ended December 31, 2004. During the first three months of 2005, earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 22.2% of average total assets at March 31, 2005 compared to 20.5% at December 31, 2004 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury notes, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At March 31, 2005, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. government agency	$22,723,900	$2,998,739
U.S. Treasury	2,427,897	—
Mortgage-backed securities	618,715	—
Mutual funds	630,933	—
Corporate debt securities	574,190	—
Equity	542,450	—

Total	$27,518,085	$2,998,739

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2004, that management believes would result in the Bank not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:

Total capital (to risk-weighted assets)
Company	19,709,259	14.20%	11,100,760	8.00%	13,875,950	N/A
The Business Bank	17,049,058	12.46%	10,943,474	8.00%	13,679,342	10.00%
Tier 1 capital (to risk-weighted assets)
Company	17,296,445	12.47%	5,550,380	4.00%	8,325,570	N/A
The Business Bank	15,335,273	11.21%	5,471,737	4.00%	8,207,605	6.00%
Tier 1 capital (to average assets)
Company	17,296,445	9.91%	6,983,821	4.00%	8,729,776	N/A
The Business Bank	15,335,273	8.97%	6,840,791	4.00%	8,550,988	5.00%

As of March 31, 2004:

Total capital (to risk-weighted assets)
Company	13,593,570	12.13%	8,962,379	8.00%	11,202,974	N/A
The Business Bank	11,853,140	10.77%	8,807,746	8.00%	11,009,682	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,191,060	10.88%	4,481,190	4.00%	6,721,785	N/A
The Business Bank	10,476,930	9.52%	4,403,873	4.00%	6,605,809	6.00%
Tier 1 capital (to average assets)
Company	12,191,060	8.52%	5,723,214	4.00%	7,154,017	N/A
The Business Bank	10,476,930	7.39%	5,671,805	4.00%	7,089,757	5.00%

ITEM 3: CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of March 31, 2005 that would have a material adverse effect on the Company’s financial statements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities. None.

(b)	Use of Proceeds. Not Applicable.

(c)	Small Business Issuer Purchases of Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the first quarter of the Company’s fiscal year.

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: May 20, 2005	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: May 20, 2005	By:	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer