Form 10QSB
period 2005-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2005-08-22
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,042,100 Shares Outstanding

as of June 30, 2005

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Part 1. Financial Information

Item 1: Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$2,294,249	$1,804,137	$4,414,396	$3,510,475
Interest on investment securities	171,282	63,528	309,084	154,911
Interest on federal funds sold	142,673	26,817	203,428	61,139
Interest on interest-bearing deposits	74,358	4,887	111,949	9,768

Total interest income	2,682,562	1,899,369	5,038,857	3,736,293

Interest expense:
Interest on deposits	665,723	384,669	1,216,919	780,320
Interest on short-term borrowings	8,498	9,665	17,941	17,604
Interest on long-term debt	110,870	43,027	223,278	87,569

Total interest expense	785,091	437,361	1,458,138	885,493

Net interest income	1,897,471	1,462,008	3,580,719	2,850,800

Provision for loan losses	90,822	110,482	199,924	168,139

Net interest income after provision for loan losses	1,806,649	1,351,526	3,380,795	2,682,661

Noninterest income:
Loan servicing and other fees	87,601	26,460	179,713	59,637
Other income	129,380	168,907	231,249	342,345

Total noninterest income	216,981	195,367	410,962	401,982

Noninterest expense:
Salaries	772,433	657,578	1,510,059	1,161,844
Employee benefits	115,313	106,981	245,459	210,240
Occupancy	208,929	205,816	421,503	399,259
Furniture and equipment	81,867	78,320	169,595	150,868
Data processing	61,405	57,216	120,232	111,728
Other insurance	12,239	10,937	24,337	21,080
Legal	6,514	6,820	10,393	13,524
Accounting	72,109	18,651	72,109	37,302
FDIC / FICO bond insurance	5,107	4,591	10,288	8,908
Other expense	176,365	193,741	405,295	375,593

Total noninterest expense	1,512,281	1,322,000	2,989,270	2,490,346

Income before income taxes	511,349	224,893	802,487	594,297

Provision for income taxes	173,859	75,784	272,846	194,253

Net income	$337,490	$149,109	$529,641	$400,044

Net income per common share:
Basic	$0.32	$0.14	$0.51	$0.39

Diluted	$0.30	$0.13	$0.46	$0.36

Comprehensive Income
Net income	$337,490	$149,109	$529,641	$400,044
Other comprehensive income, net of tax Unrealized gain (loss) on available-for-sale securities	68,456	(57,795)	(20,771)	(44,042)

Comprehensive income	$405,946	$91,314	$508,870	$356,002

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) June 30, 2005	(Audited) December 31, 2004
ASSETS
Cash and due from banks	$4,795,767	$5,377,787
Interest-bearing deposits in other banks	1,988,967	2,006,161
Federal funds sold	9,275,000	6,625,000

Total cash and cash equivalents	16,059,734	14,008,948

Securities available-for-sale	33,379,578	25,987,380
Securities held-to-maturity (fair value of $2,963,605 at June 30, 2005 and $2,962,848 at December 31, 2004)	2,998,839	2,998,667

Total securities	36,378,417	28,986,047

Loans, net of unearned income of $321,059 in 2005; $320,014 in 2004	141,763,557	128,851,646
Less: Allowance for loan losses	(2,147,844)	(1,914,616)

Net loans	139,615,713	126,937,030

Land	818,910	818,910
Premises and equipment, net	1,472,626	1,529,433
Deferred income taxes	905,833	809,625
Other assets	1,294,573	1,224,749

Total assets	$196,545,806	$174,314,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$56,719,976	$44,799,016
Savings and NOW	51,206,962	37,476,465
Money market	23,700,747	25,539,882
Time:
Under $100,000	20,496,105	20,557,642
$100,000 and over	21,448,979	22,840,161

Total deposits	173,572,769	151,213,166
Short-term borrowings	—	1,000,000
Trust preferred capital notes	5,155,000	5,155,000
Long-term debt	2,758,228	2,765,867
Accounts payable and accrued expenses	969,117	618,876

Total liabilities	182,455,114	160,752,909

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,042,100 shares in 2005 and 1,041,080 in 2004	1,042,100	1,041,080
Surplus	16,269,795	16,250,826
Accumulated deficit	(3,147,630)	(3,677,271)
Accumulated other comprehensive loss	(73,573)	(52,802)

Total stockholders’ equity	14,090,692	13,561,833

Total liabilities and stockholders’ equity	$196,545,806	$174,314,742

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net Income	$529,641	$400,044
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,774	113,603
Provision for loan losses	199,924	168,139
Amortization of investment security discount	27,189	52,806
Amortization of loan fees and discounts, net	17,043	52,400
Net gain on sale of securities	—	(22,770)
Increase (decrease) in other assets	(166,032)	138,015
Increase (decrease) in other liabilities	350,241	(38,234)

Net cash provided by operating activities	1,088,780	864,003

Cash flows from investing activities:
Loan originations, net of collections - nonbank subsidiaries	78,308	35,232
Loan originations, net of collections	(12,973,958)	(16,136,765)
Purchases of securities available-for-sale	(29,069,015)	(11,598,512)
Proceeds received from sale of securities available-for-sale	—	522,280
Proceeds received from maturity of securities available-for-sale	21,628,685	17,501,136
Proceeds received from maturity of securities held-to-maturity	—	3,022,688
Purchases of premises and equipment	(73,967)	(240,172)

Net cash provided by (used in) investing activities	(20,409,947)	(6,894,113)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	23,812,322	11,695,570
Certificates of deposit sold (matured), net	(1,452,719)	(1,931,982)
Net change in short-term borrowings	(1,000,000)	7,242
Net payments on long-term debt	(7,639)	(1,014,271)
Proceeds from issuance of common stock	19,989	—

Net cash provided by financing activities	21,371,953	8,756,559

Net increase in cash and cash equivalents	2,050,786	2,726,449
Cash and cash equivalents at beginning of the period	14,008,948	10,508,752

Cash and cash equivalents at end of the period	$16,059,734	$13,235,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$1,458,138	$894,662
Income taxes	—	—

Noncash items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(20,771)	$(44,042)

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company by the third quarter of 2005. In April 2005, the effective date was amended for calendar year companies until the beginning of 2006. The Company currently accounts for share-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123(R).

The Company presents the pro forma disclosures required by Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Net income, as reported	$337,490	$149,109	$529,641	$400,044
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—	(55,397)	(28,638)

Pro forma net income	$337,490	$149,109	$474,244	$371,406

Basic earnings per share:
As reported	$0.32	$0.14	$0.51	$0.39
Pro forma	$0.32	$0.14	$0.44	$0.35

Diluted earnings per share:
As reported	$0.30	$0.13	$0.46	$0.36
Pro forma	$0.30	$0.13	$0.40	$0.33

Assumptions
Risk-free interest rate	n/a	n/a	3.80%	4.24%
Dividend yield	—	—	—	—
Volatility factor	n/a	n/a	10.00%	10.00%
Weighted average expected life (years)	n/a	n/a	6.2	6.8

Note 3 -	Basic earnings per share (EPS) exclude dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	Three Months Ended		Six Months Ended
June 30,	2005	2004	2005	2004
Basic earnings per common share:
Net income available to common stockholders	$337,490	$149,109	$529,641	$400,044
Weighted average common shares outstanding	1,041,831	1,038,637	1,041,458	1,038,637

Basic earnings per common share	$0.32	$0.14	$0.51	$0.39

Diluted earnings per common share:
Net income available to common stockholders	$337,490	$149,109	$529,641	$400,044

Weighted average common shares outstanding	1,041,831	1,038,637	1,041,458	1,038,637
Common share equivalents for stock options	99,741	79,081	99,741	79,081

	1,141,572	1,117,718	1,141,199	1,117,718

Diluted earnings per common share	$0.30	$0.13	$0.46	$0.36

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements. This discussion and other sections of this report contain forward-looking statements, including statements of goals, intentions and expectations as to future trends, plans, or results of Company operations and policies and assumptions regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not conducive to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results may differ materially from those indicated herein.

A. Results of Operations for the Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $529,641 for the six-month period ended June 30, 2005. This compares with net income of $400,044 for the same period of 2004. Basic earnings per share were $.51 for the six months ended June 30, 2005, compared to $.39 for the same six months of 2004.

Net Interest Income

For the six-month period ended June 30, 2005, net interest income increased $729,919, or 25.6%, from $2,850,800 at June 30, 2004 to $3,580,719 at June 30, 2005 (Consolidated Statements of Income and Comprehensive Income). The increase was attributable to an increased volume of earning assets. Average total earning assets increased $40,319,274, or 29.3%, from $137,416,314 at June 30, 2004 to $177,735,588 at June 30, 2005 (Consolidated Average Balances table). Contributing $817,855 of earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The rising rate environment increased total interest income on earning assets by $374,946 during the first six months of 2005 when compared to 2004. The increased volume of earning assets contributed $927,618 to earnings when comparing the six month periods ended June 30, 2005 and 2004 (Analysis of the Changes in the Components of Net Interest Income table). The combined effect of the rate and volume variances resulted in an increase of $1,302,564 in total interest income (or earning assets) from $3,736,293 at June 30, 2004 to $5,038,857 at June 30, 2005.

Total interest expense increased $572,645, or 64.7%, from $885,493 at June 30, 2004 to $1,458,138 at June 30, 2005 (Consolidated Statements of Income and Comprehensive Income). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the rising rate environment during the past year increased total interest expense; however, the table also shows that volume had a comparable impact when comparing the June 30, 2004 and 2005 periods. During the first six months of 2004, compared to the first six months of 2005, total interest expense increased $343,994 due to volume, while rates increased total interest expense by $228,651. Average total interest-bearing liabilities increased $30,020,657, or 32.1%, from $93,298,630 at June 30, 2004 to $123,319,287 at June 30, 2005 (Consolidated Average Balances table). Trust preferred capital notes issued on December 30, 2004 contributed to the increased volume of interest-bearing liabilities. Expense on the trust preferred notes is included in interest on long-term debt and primarily accounts for the three and six month increases when comparing the three and six month periods ended June 30, 2005 and 2004.

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$96,251,946	$3,125,321	6.55%	$79,652,191	$2,612,332	6.58%
Real estate construction	21,816,942	798,988	7.39%	14,994,342	495,010	6.62%
Real estate mortgage	7,075,656	240,792	6.86%	7,908,132	257,954	6.54%
Installment	7,855,170	249,295	6.40%	5,171,070	145,179	5.63%

Total loans	132,999,714	4,414,396	6.69%	107,725,735	3,510,475	6.54%

Interest-bearing deposits	8,624,856	111,949	2.62%	2,240,429	9,768	0.87%
Federal funds sold	15,178,934	203,428	2.70%	13,211,587	61,139	0.93%
Investment securities (2)	20,932,084	309,084	2.98%	14,238,563	154,911	2.18%

Total earning assets	177,735,588	$5,038,857	5.72%	137,416,314	$3,736,293	5.45%

Noninterest-earning assets
Cash and due from banks	5,572,283			5,115,893
Other assets	4,249,384			3,527,410
Allowance for loan losses	(2,019,786)			(1,575,210)

Total assets	$185,537,469			$144,484,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$47,277,317	$426,297	1.82%	$39,908,762	$303,717	1.53%
Money market accounts	24,003,156	153,987	1.29%	18,427,652	81,106	0.88%
Time:
Under $100,000	21,096,856	311,352	2.98%	17,536,190	235,751	2.70%
$100,000 and over	22,109,528	325,283	2.97%	12,705,497	159,746	2.52%

Total interest-bearing deposits	114,486,857	1,216,919	2.14%	88,578,101	780,320	1.77%
Short-term borrowings	999,945	17,941	3.62%	1,015,152	17,604	3.48%
Long-term debt	7,832,485	223,278	5.75%	3,705,377	87,569	4.74%

Total interest-bearing liabilities	123,319,287	$1,458,138	2.38%	93,298,630	$885,493	1.90%

Non interest-bearing liabilities:
Demand deposits	47,709,519			37,950,209
Other liabilities	851,142			627,072
Stockholders’ equity	13,657,521			12,608,496

Total liabilities and stockholders’ equity	$185,537,469			$144,484,407

Net interest income		$3,580,719			$2,850,800

Net interest margin (3)			4.06%			4.16%

Net interest spread (4)			3.33%			3.55%

Fees included in loan income		$181,777			$150,096

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity.
(3)	Net interest income divided by total earning assets.
(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

Despite the increasing rate environment during the past year, the net interest margin decreased 10 basis points. The decline is primarily attributable to interest expense on the trust preferred notes that accounted for 30 basis points of the 48 basis points change in the cost for total interest-bearing liabilities between June 2005 and 2004. The competitive deposit market in Northern Virginia also contributed to the increased cost of total interest-bearing liabilities and to the decrease in the net interest margin.

The Bank’s deposit mix contributed to mitigating interest expense and managing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $9,759,310, or 25.7%, from $37,950,209 at June 30, 2004 to $47,709,519 at June 30, 2005. Additionally, the average balance of lower costing accounts, savings, NOW and money market increased $12,944,259, or 22.2%, from June 30, 2004 to June 30, 2005.

Analysis of the Changes in the Components of Net Interest Income

	2005 Compared to 2004
For Six Months Ended June 30,	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$512,989	$(31,429)	$544,418
Real estate - construction	303,978	78,743	225,235
Real estate - mortgage	(17,162)	9,992	(27,154)
Installment	104,116	28,759	75,357

Total loans	903,921	86,066	817,855

Interest-bearing deposits	102,181	74,346	27,835
Federal funds sold	142,289	133,185	9,104
Investment securities	154,173	81,350	72,823

Total interest income	1,302,564	374,946	927,618

Interest expense:
Savings and NOW accounts	122,580	66,503	56,077
Money markets accounts	72,881	48,341	24,540
Time:
Under $100,000	75,601	27,733	47,868
$100,000 and over	165,537	47,300	118,237
Short-term borrowings	337	601	(264)
Long-term debt	135,709	38,173	97,536

Total interest expense	572,645	228,651	343,994

Net interest income	$729,919	$146,294	$583,625

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

Provision for loan loss expense increased $31,785 from 2004 to 2005 when comparing the six months ended June 30, from $168,139 for the six months ended June 30, 2004 to $199,924 for the six months ended June 30, 2005. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2005 and 2004 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $21,614, or 11.1%, during the three months, and decreased $8,980, or 2.2%, during the six months, ended June 30, 2005 compared to June 30, 2004. Total noninterest income was impacted by increases in loan servicing fees and decreases in other income. Loan servicing and other fees increased $61,141, or 231.1%, during the three months and $120,076, or 201.3%, during the six months, ended June 30, 2005 compared to June 30, 2004. Mortgage broker fee income primarily accounted for the increase. Other income declined $39,527, or 23.4%, during the three months, and decreased $111,096, or 32.5%, during the six months, ended June 30, 2005 compared to June 30, 2004. The decline was attributable to less fee income generated from deposit accounts.

Noninterest Expense

Total noninterest expense increased $498,924, or 20.0%, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily attributable to additional staffing to enhance asset growth and business expansion. Salaries and employee benefits increased $383,434, or 27.9%, during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Growth and expansion expenses such as occupancy and furniture and equipment also contributed to the increase. Occupancy and furniture and equipment expense increased $40,971, or 7.5%, during the first six months of 2005 compared to the first six months of 2004. Of note, accounting expense increased 34,807, or 93.3%, from June 2004 to June 2005 due to expense associated with complying with the Sarbanes-Oxley Act. The factors that impacted the six month variances also impacted the three month variances.

Income Taxes

The provision for income taxes decreased $78,593, or 40.5%, from $194,253 at June 30, 2004 to $272,846 at June 30, 2005. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase when comparing the six months ended June 30 was attributable to earnings.

B. Financial Condition as of June 30, 2005

Assets

Total assets increased $22,231,064 or 12.8% during the first six months of 2005. The increase was primarily attributable to an increased volume of deposits that were invested in loans and securities. The balance of available-for-sale investment securities was inflated on the balance sheet at June 30, 2005 and December 31, 2004. For tax purposes, the Bank purchased an overnight government security of $12,000,000 on June 30, 2005 and $15,000,000 on December 31, 2004. The average balance of investment securities totaled $20,932,084 for the six month period ended June 30, 2005 and $15,227,165 for the year ended December 31, 2004.

Loans

Loans, net of unearned income, increased $12,911,911, or 10.0%, from $128,851,646 at December 31, 2004 to $141,763,557 at June 30, 2005. The growth was funded by the increased volume of deposits during the first six months of 2005.

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

The allowance for loan losses is maintained at a level that in the Board of Directors’ and management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Due to uncertainties associated with economic conditions and the inherent subjectivity of the evaluation process, it is possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the possible change cannot be reasonably estimated.

At June 30, 2005 and December 31, 2004, the allowance for loan losses was $2,147,844 or 1.5% and $1,914,616 or 1.5%, respectively, of total loans. Impaired and non-accrual loans, at June 30, 2005, totaled $-0- and at December 31, 2004, totaled $37,202. There were no charge-offs during the six months ended June 30, 2005 and 2004. Recoveries totaled $33,304 during the six months ended June 30, 2005 and $25,170 during same period of 2004.

Premises and Equipment

Premises and equipment, net decreased $56,807 or 3.7% during the six months since December 31, 2004. The decrease was due to amortization and depreciation.

Deferred Tax Asset

The deferred income tax asset primarily results from differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at June 30, 2005.

Deposits

During the first six months of 2005, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $23,812,322, or 22.1%, from $107,815,363 at December 31, 2004 to $131,627,685 at June 30, 2005. The changes since December 31, 2004 were as follows: demand deposits (noninterest-bearing) - $11,920,960 or 26.7%, savings and NOW deposits - $13,730,497 or 36.6% and money market deposits- ($1,839,135) or (7.2)%.

Other Liabilities and Equity

Short-term borrowings and long-term debt consist of $2,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $758,228 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $758,228 was used to partially fund the purchase of the Reston branch. Stockholders’ equity increased $528,859, or 3.9%, during the six months ended June 30, 2005, when compared to the year ended December 31, 2004. During the first six months of 2005, earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from the past two capital offerings and reimbursements from allocated expenses will provide sufficient cash flow for UFBC's continuing operational needs.

Consolidated average liquid assets were 24.5% of average total assets at June 30, 2005 compared to 20.5% at December 31, 2004 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank's securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury notes, mutual funds, mortgage-backed and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At June 30, 2005, the Bank's investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. government agency	$28,517,186	$2,998,839
U.S. Treasury	2,534,887	—
Mortgage-backed securities	577,323	—
Mutual funds	631,284	—
Corporate debt securities	576,448	—
Equity	542,450	—

Total	$33,379,578	$2,998,839

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2004, that management believes would result in the Bank not being well capitalized.

	Actual		Required for Capital Adequacy Purpose		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:

Total capital (to risk-weighted assets)
Company	20,157,342	13.61%	11,847,991	8.00%	14,809,989	N/A
The Business Bank	17,524,778	11.93%	11,750,374	8.00%	14,687,967	10.00%
Tier 1 capital (to risk-weighted assets)
Company	17,736,532	11.98%	5,923,996	4.00%	8,885,993	N/A
The Business Bank	15,684,607	10.68%	5,875,187	4.00%	8,812,780	6.00%
Tier 1 capital (to average assets)
Company	17,736,532	9.11%	7,791,326	4.00%	9,739,158	N/A
The Business Bank	15,684,607	8.29%	7,571,492	4.00%	9,464,365	5.00%

As of June 30, 2004:

Total capital (to risk-weighted assets)
Company	13,859,728	11.85%	9,357,852	8.00%	11,697,315	N/A
The Business Bank	12,080,240	10.51%	9,194,608	8.00%	11,493,260	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,394,514	10.60%	4,678,926	4.00%	7,018,389	N/A
The Business Bank	10,640,256	9.26%	4,597,304	4.00%	6,895,956	6.00%
Tier 1 capital (to average assets)
Company	12,394,514	8.55%	5,799,858	4.00%	7,249,822	N/A
The Business Bank	10,640,256	7.42%	5,733,808	4.00%	7,167,260	5.00%

ITEM 3: CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of June 30, 2005 that would have a material adverse effect on the Company‘s financial statements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities. None.

(b) Use of Proceeds. Not Applicable.

(c) Small Business Issuer Purchases of Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 20, 2005, the shareholders elected Robert E. Carpenter, Sr. and Charles S. Evans to serve as Class Two directors until the 2007 Annual Meeting of Shareholders and Dennis I. Meyer, John R. Motz and Jeffery T. Valcourt to serve as Class Three directors until the 2008 Annual Meeting of Shareholders. The vote was as follows:

Nominee:

	For	Withheld	Votes Cast
Class 2 Director
Robert E. Carpenter, Sr.	900,307	100	900,407
Charles S. Evans	900,307	100	900,407
Class 3 Director
Dennis I. Meyer	900,307	100	900,407
John R. Motz	900,307	100	900,407
Jeffery T. Valcourt	900,307	100	900,407

Previously, Mr. William J. McCormick, Jr., Mr. Manuel V. Fernandez and Mr. Robert W. Pitts were elected by Shareholders to serve as Class One directors until the 2006 Annual Meeting of Shareholders. Mr. Harold C. Rauner was elected by Shareholders to serve as a Class Two director until the 2007 Annual Meeting of Shareholders. The three classes of directors constitute the Board of Directors.

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 20, 2005, the shareholders also voted to Ratify the Appointment of Goodman & Company, as the independent auditors for 2005.

Proposal:

	For	Withheld	Votes Cast
Ratify Appointment of Auditors	896,326	4,081	900,407

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: August 22, 2005	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: August 22, 2005	By:	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer