Form 10QSB
period 2005-09-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2005-11-15
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,042,600 Shares Outstanding

as of September 30, 2005

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company as

defined in Rule 12b-2 of the Exchange Act.     ☐  Yes    ☒  No

Part 1. Financial Information

Item 1: Financial Statements

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$2,614,918	$1,972,091	$7,029,314	$5,482,566
Interest on investment securities	210,504	87,863	519,588	242,774
Interest on federal funds sold	52,896	49,491	256,324	110,630
Interest on interest-bearing deposits	8,139	8,262	120,088	18,030

Total interest income	2,886,457	2,117,707	7,925,314	5,854,000

Interest expense:
Interest on deposits	684,747	425,942	1,901,666	1,206,262
Interest on short-term borrowings	26,177	8,604	44,118	26,208
Interest on long-term debt	101,260	35,145	324,538	122,714

Total interest expense	812,184	469,691	2,270,322	1,355,184

Net interest income	2,074,273	1,648,016	5,654,992	4,498,816

Provision for loan losses	116,913	116,174	316,837	284,313

Net interest income after provision for loan losses	1,957,360	1,531,842	5,338,155	4,214,503

Noninterest income:
Loan servicing and other fees	130,707	13,500	310,420	73,137
Other income	137,711	171,110	368,960	513,455

Total noninterest income	268,418	184,610	679,380	586,592

Noninterest expense:
Salaries	816,849	667,242	2,326,908	1,829,086
Employee benefits	120,326	109,892	365,785	320,132
Occupancy	222,512	207,525	644,015	606,784
Furniture and equipment	75,095	75,895	244,690	226,763
Data processing	62,324	59,895	182,556	171,623
Other insurance	11,771	13,727	36,108	34,807
Legal	7,528	7,341	17,921	20,865
Accounting	30,644	18,651	102,753	55,953
FDIC / FICO bond insurance	5,061	4,748	15,349	13,656
Other expense	222,722	174,262	628,017	549,855

Total noninterest expense	1,574,832	1,339,178	4,564,102	3,829,524

Income before income taxes	650,946	377,274	1,453,433	971,571

Provision for income taxes	221,321	128,273	494,167	322,526

Net income	$429,625	$249,001	$959,266	$649,045

Net income per common share:
Basic	$0.41	$0.24	$0.92	$0.62

Diluted	$0.38	$0.22	$0.85	$0.58

Comprehensive Income
Net income	$429,625	$249,001	$959,266	$649,045
Other comprehensive income, net of tax Unrealized gain (loss) on available-for-sale securities	(45,109)	38,656	(65,880)	(5,386)

Comprehensive income	$384,516	$287,657	$893,386	$643,659

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$7,072,775	$5,377,787
Interest-bearing deposits in other banks	183,975	2,006,161
Federal funds sold	900,000	6,625,000

Total cash and cash equivalents	8,156,750	14,008,948

Securities available-for-sale	23,696,851	25,987,380
Securities held-to-maturity (fair value of $2,956,121 at September 30, 2005 and $2,962,848 at December 31, 2004)	2,998,913	2,998,667

Total securities	26,695,764	28,986,047

Loans, net of unearned income of $331,112 in 2005; $320,014 in 2004	151,352,193	128,851,646
Less: Allowance for loan losses	(2,264,993)	(1,914,616)

Net loans	149,087,200	126,937,030

Land	818,910	818,910
Premises and equipment, net	1,432,208	1,529,433
Deferred income taxes	916,889	809,625
Other assets	1,754,351	1,224,749

Total assets	$188,862,072	$174,314,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$49,192,408	$44,799,016
Savings and NOW	44,351,754	37,476,465
Money market	24,716,786	25,539,882
Time:
Under $100,000	23,415,963	20,557,642
$100,000 and over	21,055,829	22,840,161

Total deposits	162,732,740	151,213,166
Short-term borrowings	3,500,000	1,000,000
Trust preferred capital notes	5,155,000	5,155,000
Long-term debt	1,754,448	2,765,867
Accounts payable and accrued expenses	1,236,461	618,876

Total liabilities	174,378,649	160,752,909

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,042,600 shares in 2005 and 1,041,080 in 2004	1,042,600	1,041,080
Surplus	16,277,510	16,250,826
Accumulated deficit	(2,718,005)	(3,677,271)
Accumulated other comprehensive loss	(118,682)	(52,802)

Total stockholders’ equity	14,483,423	13,561,833

Total liabilities and stockholders’ equity	$188,862,072	$174,314,742

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net Income	$959,266	$649,045
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,290	174,836
Provision for loan losses	316,837	284,313
Amortization of investment security discount	42,823	61,656
Amortization of loan fees and discounts, net	26,520	64,511
Net gain on sale of securities	—	(22,770)
Net gain on sale of fixed assets	(5,124)	—
(Increase) decrease in other assets	(636,866)	7,170
Increase in other liabilities	617,585	64,529

Net cash provided by operating activities	1,515,331	1,283,290

Cash flows from investing activities:
Loan originations, net of collections - nonbank subsidiaries 253,308		(15,793)
Loan originations, net of collections	(22,746,835)	(25,632,807)
Purchases of securities available-for-sale	(31,847,519)	(29,974,524)
Purchases of securities held-for-maturity	—	(750,000)
Purchases of premises and equipment	(112,941)	(301,399)
Proceeds received from sale of securities available-for-sale	—	522,280
Proceeds received from maturity of securities available-for-sale	34,029,099	27,784,263
Proceeds received from maturity of securities held-to-maturity	—	3,282,184
Proceeds received from sale of fixed assets	21,000	—

Net cash provided by (used in) investing activities	(20,403,888)	(25,085,796)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	10,445,585	26,231,445
Certificates of deposit sold (matured), net	1,073,989	1,513,693
Net change in short-term borrowings	2,500,000	3,711
Net payments on long-term debt	(1,011,419)	(1,014,272)
Proceeds from issuance of common stock	28,204	11,367

Net cash provided by financing activities	13,036,359	26,745,944

Net increase in cash and cash equivalents	(5,852,198)	2,943,438
Cash and cash equivalents at beginning of the period	14,008,948	10,508,752

Cash and cash equivalents at end of the period	$8,156,750	$13,452,190

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$2,252,500	$1,348,153
Income taxes	—	179,000
Noncash items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(65,880)	$(5,386)

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s (SEC) Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In April 2005, the effective date was amended by the SEC for calendar year companies until the beginning of 2006. The Company currently accounts for share-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognizes no compensation cost for employee stock options. The Company is in the process of determining which transitional method it will elect upon the adoption of SFAS No. 123R.

The Company presents the pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Net income, as reported	$429,625	$249,001	$959,266	$649,045

Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	—	(54,845)	(24,939)

Pro forma net income	$429,625	$249,001	$904,421	$624,106

Basic earnings per share:
As reported	$0.41	$0.24	$0.92	$0.62
Pro forma	$0.41	$0.24	$0.87	$0.60

Diluted earnings per share:
As reported	$0.38	$0.22	$0.85	$0.58
Pro forma	$0.38	$0.22	$0.80	$0.56

Assumptions
Risk-free interest rate	3.80%	3.33%	3.80%	3.33%
Dividend yield	—	—	—	—
Volatility factor	10.00%	10.00%	10.00%	10.00%
Weighted average expected life (years)	6.2	7.0	6.2	7.0

Note 3 -	Basic earnings per share (EPS) exclude dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
September 30,	2005	2004	2005	2004
Basic earnings per common share:
Net income available to common stockholders	$429,625	$249,001	$959,266	$649,045
Weighted average common shares outstanding	1,042,165	1,039,182	1,041,696	1,038,820

Basic earnings per common share	$0.41	$0.24	$0.92	$0.62

Diluted earnings per common share:
Net income available to common stockholders	$429,625	$249,001	$959,266	$649,045
Weighted average common shares outstanding	1,042,165	1,039,182	1,041,696	1,038,820
Common share equivalents for stock options	83,723	77,716	83,723	77,716

	1,125,888	1,116,898	1,125,419	1,116,536

Diluted earnings per common share	$0.38	$0.22	$0.85	$0.58

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income.

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

A. Results of Operations for the Three and Nine Months Ended September 30, 2005 as Compared to the Three and Nine Months Ended September 30, 2004

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $959,266 for the nine-month period ended September 30, 2005. This compares with net income of $649,045 for the same period of 2004. Basic earnings per share were $.92 for the nine months ended September 30, 2005, compared to $.62 for the same nine months of 2004. UFBC reported net income of $429,625 for the three-month period ended September 30, 2005. This compares with net income of $249,001 for the same period of 2004. Basic earnings per share were $.41 for the three months ended September 30, 2005, compared to $.24 for the same three months of 2004.

During the third quarter of 2005, the Bank entered into an agreement to lease space for its operations department and for a fifth branch office at 45975 Nokes Boulevard, Suite 130, Sterling, Virginia 20166. The branch office is expected to open in December 2005.

Net Interest Income

For the nine-month period ended September 30, 2005, net interest income increased $1,156,176, or 25.7%, from $4,498,816 at September 30, 2004 to $5,654,992 at September 30, 2005 (Consolidated Statements of Income and Comprehensive Income). The increase was primarily attributable to an increased volume of earning assets. Average total earning assets increased $37,427,986, or 26.4%, from $141,892,938 at September 30, 2004 to $179,320,924 at September 30, 2005 (Consolidated Average Balances table). Contributing $1,546,748 to earnings, the increased volume of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The rising rate environment increased total interest income on earning assets by $667,838 during the first nine months of 2005 when compared to 2004. The increased volume of earning assets contributed $1,403,476 to earnings when comparing the nine month periods ended September 30, 2005 and 2004 (Analysis of the Changes in the Components of Net Interest Income table). The combined effect of the rate and volume variances resulted in an increase of $2,071,314 in total interest income (or earning assets) from $5,854,000 at September 30, 2004 to $7,925,314 at September 30, 2005.

Total interest expense increased $915,138, or 67.5%, from $1,355,184 at September 30, 2004 to $2,270,322 at September 30, 2005 (Consolidated Statements of Income and Comprehensive Income). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the rising rate environment during the past year increased total interest expense; however, the table also shows that volume had a comparable impact when comparing the September 30, 2004 and 2005 periods. During the first nine months of 2004, compared to the first nine months of 2005, total interest expense increased $508,670 due to volume, while rates increased total interest expense by $406,468. Average total interest-bearing liabilities increased $27,409,558, or 28.6%, from $95,953,330 at September 30, 2004 to $123,362,888 at September 30, 2005 (Consolidated Average Balances table). Trust preferred capital notes, issued on December 30, 2004, contributed to the increased volume of interest-bearing liabilities. Expense on the trust preferred notes is included in interest on long-term debt and primarily accounts for the three and nine month increases when comparing the three and nine month periods ended September 30, 2005 and 2004. Interest on federal funds purchased during the third quarter of 2005 accounts for the increase in short-term borrowing expense for the three months ended September 30, 2005.

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$99,132,920	$4,969,085	6.70%	$83,091,528	$4,084,338	6.55%
Real estate construction	23,122,511	1,304,350	7.54%	15,429,867	784,025	6.77%
Real estate mortgage	7,449,650	377,730	6.78%	7,865,021	382,395	6.48%
Installment	8,271,320	378,149	6.11%	5,545,290	231,808	5.57%

Total loans	137,976,401	7,029,314	6.81%	111,931,706	5,482,566	6.52%

Interest-bearing deposits	6,376,930	120,088	2.52%	2,226,976	18,030	1.08%
Federal funds sold	12,248,333	256,324	2.80%	13,404,117	110,630	1.10%
Investment securities (2)	22,719,260	519,588	3.06%	14,330,139	242,774	2.26%

Total earning assets	179,320,924	$7,925,314	5.91%	141,892,938	$5,854,000	5.50%

Noninterest-earning assets:
Cash and due from banks	5,690,063			5,383,290
Other assets	4,218,736			3,503,759
Allowance for loan losses	(2,077,446)			(1,634,773)

Total assets	$187,152,277			$149,145,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$47,492,766	$689,477	1.94%	$40,259,072	$458,599	1.52%
Money market accounts	23,812,176	229,194	1.29%	20,610,116	139,871	0.90%
Time:
Under $100,000	21,280,737	488,566	3.07%	17,538,213	354,594	2.69%
$100,000 and over	21,746,478	494,429	3.04%	13,142,000	253,198	2.57%

Total interest-bearing deposits	114,332,157	1,901,666	2.22%	91,549,401	1,206,262	1.76%

Short-term borrowings	1,505,519	44,118	3.92%	1,030,182	26,208	3.39%
Long-term debt	7,525,212	324,538	5.77%	3,373,747	122,714	4.85%

Total interest-bearing liabilities	123,362,888	$2,270,322	2.46%	95,953,330	$1,355,184	1.88%

Non interest-bearing liabilities:
Demand deposits	48,965,098			39,869,143
Other liabilities	965,944			662,237
Stockholders’ equity	13,858,347			12,660,504

Total liabilities and stockholders’ equity	$187,152,277			$149,145,214

Net interest income		$5,654,992			$4,498,816

Net interest margin (3)			4.22%			4.22%

Net interest spread (4)			3.45%			3.61%

Fees included in loan income		$288,310			$264,640

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity. Average yields on securities for 2005 include a tax equivalent adjustment, using a 34% rate.
(3)	Net interest income divided by total earning assets.
(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

Despite the increasing rate environment during the past year, the September 2005 net interest margin remained the same compared to the 2004 net interest margin. The unchanged net interest margin is attributable to interest expense on the trust preferred notes that accounted for 17 basis points of the 58 basis points change in the cost for total interest-bearing liabilities between September 2005 and 2004. The competitive deposit market in Northern Virginia also significantly contributed to the increased cost of total interest-bearing liabilities.

The Bank’s deposit mix contributed to mitigating interest expense and managing net interest income during the comparable period. As shown in the Consolidated Average Balances table, the growth of average noninterest-bearing, or demand deposits, increased $9,095,955, or 22.8%, from $39,869,143 at September 30, 2004 to $48,965,098 at September 30, 2005. Additionally, the average balance of lower costing accounts, (savings, NOW and money market), increased $10,435,754, or 17.1%, from September 30, 2004 to September 30, 2005.

Analysis of the Changes in the Components of Net Interest Income

For Nine Months Ended September 30,	2005 Compared to 2004
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$764,636	$(47,062)	$811,698
Real estate - construction	520,325	129,445	390,880
Real estate - mortgage	(4,665)	15,530	(20,195)
Installment	266,452	211,542	54,910

Total loans	1,546,748	309,455	1,237,293

Interest-bearing deposits	102,058	68,459	33,599
Federal funds sold	145,694	155,233	(9,539)
Investment securities	276,814	134,690	142,124

Total interest income	2,071,314	667,837	1,403,477

Interest expense:
Savings and NOW accounts	230,878	148,478	82,400
Money markets accounts	89,323	67,592	21,731
Time:
Under $100,000	133,972	58,304	75,668
$100,000 and over	241,231	75,454	165,777
Short-term borrowings	17,910	5,817	12,093
Long-term debt	201,824	50,822	151,002

Total interest expense	915,138	406,467	508,671

Net interest income	$1,156,176	$261,370	$894,806

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

Provision for loan loss expense increased $32,524 from 2004 to 2005 when comparing the nine months ended September 30, from $284,313 for the nine months ended September 30, 2004 to $316,837 for the nine months ended September 30, 2005. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2005 and 2004 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $83,808, or 45.4%, during the three months, and $92,788, or 15.8%, during the nine months, ended September 30, 2005 compared to September 30, 2004. Total noninterest income was impacted by increases in loan related fees and decreases in other income. Loan servicing and other fees increased $117,207, or 868.2%, during the three months and $237,283, or 324.4%, during the nine months ended September 30, 2005, compared to September 30, 2004. Mortgage broker fee income primarily accounted for the increase. Other income declined $33,399, or 19.5%, during the three months, and decreased $144,495, or 28.1%, during the nine months, ended September 30, 2005 compared to September 30, 2004. The decline was attributable to less fee income generated from deposit accounts.

Noninterest Expense

Total noninterest expense increased $734,578, or 19.2%, during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increase was primarily attributable to additional staffing to enhance asset growth and business expansion. Salaries and employee benefits increased $543,475, or 25.3%, during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Growth and expansion expenses such as occupancy and furniture and equipment also contributed to the increase. Occupancy and furniture and equipment expense increased $55,158, or 6.6%, during the first nine months of 2005 compared to the first nine months of 2004. Of note, accounting expense increased 46,800, or 83.6%, from September 2004 to September 2005, due to expense associated with complying with the Sarbanes-Oxley Act. The factors that impacted the nine month variances also impacted the three month variances.

Income Taxes

The provision for income taxes increased $171,641, or 53.2%, from $322,526 at September 30, 2004 to $494,167 at September 30, 2005. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase when comparing the nine months ended September 30 was attributable to earnings.

B. Financial Condition as of September 30, 2005

Assets

Total assets increased $14,547,330, or 8.4%, during the first nine months of 2005. The increase was primarily attributable to an increased volume of deposits that were invested in loans and securities. At December 31, 2004, the balance of available-for-sale investment securities included an overnight government security of $15,000,000 purchased for tax purposes. The average balance of investment securities totaled $22,719,260 for the nine month period ended September 30, 2005, and $14,330,139 for the year ended December 31, 2004.

Loans

Loans, net of unearned income, increased $22,500,547, or 17.5%, from $128,851,646 at December 31, 2004 to $151,352,193 at September 30, 2005. The growth was primarily funded by deposits.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” that requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure,” that requires that losses be accrued based on the differences between either the value of the collateral, present value of future cash flows, or values that are observable in the secondary market and the loan balance.

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

The allowance for loan losses is maintained at a level that, in the Board of Directors’ and management’s judgment, is adequate to absorb credit losses inherent in the existing loan portfolio. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Due to uncertainties associated with economic conditions and the inherent subjectivity of the evaluation process, it is possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the possible change cannot be reasonably estimated.

At September 30, 2005 and December 31, 2004, the allowance for loan losses was $2,264,993, or 1.5%, and $1,914,616, or 1.5%, respectively, of total loans. Impaired and non-accrual loans, at September 30, 2005, totaled $-0- and at December 31, 2004, totaled $37,202. There were no charge-offs during the nine months ended September 30, 2005 and 2004. Recoveries totaled $33,495 during the nine months ended September 30, 2005 and $25,413 during same period of 2004.

Premises and Equipment

Net premises and equipment decreased $97,225, or 6.4%, during the nine months since December 31, 2004. The decrease was due to amortization and depreciation.

Deferred Tax Asset

The deferred income tax asset primarily results from differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at September 30, 2005.

Deposits

During the first nine months of 2005, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits increased $10,445,585, or 9.7%, from $107,815,363 at December 31, 2004 to $118,260,948 at September 30, 2005. The changes since December 31, 2004 were as follows: demand deposits (noninterest-bearing) - increased $4,393,392, or 9.8%; savings and NOW deposits - increased $6,875,289, or 18.4%; and money market deposits - decreased $823,096, or 3.2%.

Other Liabilities and Equity

Short-term borrowings and long-term debt consist of $2,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA), $2,500,000 of overnight borrowing and $754,448 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $754,448 was used to partially fund the purchase of the Reston branch. Stockholders’ equity increased $921,590, or 6.8%, during the nine months ended September 30, 2005, when compared to the year ended December 31, 2004. During the first nine months of 2005, earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from prior capital offerings, including trust preferred, and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 23.0% of average total assets at September 30, 2005 compared to 20.5% at December 31, 2004 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury notes, mutual funds, mortgage-backed, municipal and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At September 30, 2005, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. government agency	$18,658,078	$2,998,913
U.S. Treasury	2,623,995	—
Mortgage-backed securities	492,997	—
Municipal securities	263,425	—
Mutual funds	612,607	—
Corporate debt securities	503,299	—
Equity	542,450	—

Total	$23,696,851	$2,998,913

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2004, that management believes would result in the Bank not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total capital (to risk-weighted assets)
Company	20,621,180	13.66%	12,078,730	8.00%	15,098,413	N/A
The Business Bank	18,035,272	12.09%	11,938,916	8.00%	14,923,645	10.00%
Tier 1 capital (to risk-weighted assets)
Company	18,305,576	12.12%	6,039,365	4.00%	9,059,048	N/A
The Business Bank	16,164,927	10.83%	5,969,458	4.00%	8,954,187	6.00%
Tier 1 capital (to average assets)
Company	18,305,576	9.66%	7,580,360	4.00%	9,475,450	N/A
The Business Bank	16,164,927	8.56%	7,557,710	4.00%	9,447,138	5.00%

As of September 30, 2004:
Total capital (to risk-weighted assets)
Company	14,383,608	11.20%	10,270,408	8.00%	12,838,010	N/A
The Business Bank	12,963,331	10.27%	10,099,588	8.00%	12,624,485	10.00%
Tier 1 capital (to risk-weighted assets)
Company	12,776,130	9.95%	5,135,204	4.00%	7,702,806	N/A
The Business Bank	11,382,253	9.02%	5,049,794	4.00%	7,574,691	6.00%
Tier 1 capital (to average assets)
Company	12,776,130	8.08%	6,326,770	4.00%	7,908,462	N/A
The Business Bank	11,382,253	7.42%	6,133,062	4.00%	7,666,327	5.00%

ITEM 3: CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of September 30, 2005 that would have a material adverse effect on the Company’s financial statements.

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: November 14, 2005	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: November 14, 2005	By:	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer