Form 10KSB
period 2005-12-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2006-04-17
CIK 714286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 0-13395

UNITED FINANCIAL BANKING

COMPANIES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1201253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8399 Leesburg Pike P.O. Box 2459 Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 734-0070

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $1.00 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

For the year ended December 31, 2005, United Financial Banking Companies, Inc. reported revenues of $11,941,303.

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $6,833,066 as of March 15, 2006.

As of March 15, 2006, the registrant had 1,041,080 shares of outstanding common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Company’s 2006 Proxy Statement for the Annual Meeting to be held May 19, 2006 is incorporated by reference into Part III of this report, and information from the 2005 Annual Report to Shareholders are incorporated by reference into Parts I, II and III of this report.

PART I

Item 1. Description of Business

General

United Financial Banking Companies, Inc. (“UFBC”), is a one-bank holding company which was organized under the laws of the State of Virginia in February 1982. In July 1983, UFBC acquired all the outstanding common stock of The Business Bank (the “Bank”), a banking company organized under the laws of the State of Virginia. UFBC also wholly owns Business Venture Capital, Inc. (BVCI), a subsidiary which conducts limited lending and other investment activities, United Facilities LLC (“UFLLC”) which holds Bank premises and UFBC Capital Trust I, a business trust. Collectively, UFBC, the Bank, BVCI, and UFLLC are referred to as the Company. At December 31, 2005, the Company had consolidated total assets of $205,810,693, total deposits of $181,382,150, total loans of $154,273,100 and total stockholders’ equity of $15,090,388.

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

The Bank

The Bank was organized in 1980. In October 1981, the Bank commenced limited operations and began full scale operations in August 1982, when its main office building was completed. The Bank, UFBC’s primary subsidiary, is a Virginia state-chartered banking association engaging in a general commercial banking business and specializing in offering banking services to business and professional customers. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and savings accounts; business and commercial loans; and processing of collections. The Bank is a Federally-insured state-chartered non-member bank (i.e. not a member bank of the Federal Reserve Bank of Richmond, Virginia), and its deposits are insured up to $100,000 by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The Bank markets its services to professionals and small and medium- sized businesses in its service area of Northern Virginia and surrounding communities.

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

The Bank’s goal is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit, construction and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business and other factors which may cause a borrower to be unable to repay its obligations. Traditional consumer loans and personal lines of credit will be primarily marketed to the employees and customers of the Bank’s commercial customers. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured. Approximately 35% of the loan portfolio will be comprised of commercial mortgage loans, approximately 30% will consist of commercial term loans, approximately 15% in commercial lines of credit, approximately 10% in construction loans and 10% in consumer loan products (car loans, residential real estate loans, personal lines of credit and other similar forms of credit products). There can be no assurance that we will be able achieve or maintain this distribution of loans. At December 31, 2005, our loan portfolio’s actual composition consisted of 32% commercial mortgage loans, 28% commercial term loans, 15% commercial lines of credit, 15% construction loans and 10% consumer and other loan products.

Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

At December 31, 2005, the Bank’s statutory lending limit to any single borrower was $2,875,798 subject to certain exceptions provided under applicable law. As of December 31, 2005, the Bank’s credit exposure to its largest borrower was $2,875,798.

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

The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area, will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

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

As noted above, commercial real estates loans will generally be made on owner-occupied properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank will seek Federal and State loan guarantees, such as the Small Business Administration’s “7A” and “504” loan programs to reduce risks. The Bank will generally require personal guarantees on all loans as a policy; approval of exceptions to policy will be properly documented. Usually, borrowers will be required to forward annual corporate, partnership and personal financial statements to comply with Bank policy, which is enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank will be mitigated by using either floating interest rates or by fixing rates for a short period of time, generally three years or less. While loan amortizations may be approved for up to 300 months, each loan will usually have a call provision (maturity date) of five years or less. Non-specific provisions for loan losses will be subject to adjustment depending on national and local economic circumstances. Specific provisions for loan losses will be used to increase the allowance for loan losses overall based on increased credit and/or collateral risks on an individual loan basis.

Commercial Term Loans. Commercial term loans will be used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank will generally require a first lien position on all collateral and require guarantees from owners. Interest rates on commercial term loans will generally be floating or fixed for a term not to exceed five years. Management will carefully monitor industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans will be evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents generally will require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants usually will require at least annual submission of financial information and in certain cases this information will be required monthly, quarterly or semi-annually, depending on the degree to which lenders desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Generally, loans will require personal guarantees as a matter of policy. Key person life insurance will be required as appropriate and as necessary to mitigate the risk of the loss of a primary owner or manager.

Commercial Lines of Credit. Commercial lines of credit will be used to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank can require an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral will be in the same percentages as in term loan lending. All lines of credit and term loans to the same borrowers generally will be cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific allowance for loan loss allocation and risk-rating disciplines will be identical to those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees will be required on loans.

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

As part of its internal loan review process, the Bank has several layers of scrutiny. Semi-monthly, the Lender’s Committee, comprised of loan officers, executive officers and lending staff, and the Directors’ Loan Committee review all delinquent loans, ten days or more past due. Monthly, the Bank’s Board of Directors review loans on the “Watch List”, loans rated special mention, substandard, or doubtful, and other loans of concern. Quarterly, both the Bank and Company Boards of Directors, review loans on the “Watch List”, loans rated special mention, substandard, or doubtful, and other loans of concern. Semi-annually, the Lender’s Committee reviews every loan in the portfolio to evaluate and update each loan’s risk rating. Annually, the Audit Committee coordinates loan review by an external vendor.

Investment Activities

The investment policy of the Bank is an integral part of its overall asset/liability management program. The purpose of the investment policy is to establish a portfolio that will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations, while at the same time achieving a satisfactory return on the funds invested. The Bank seeks to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

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

Borrowing. The Bank has established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. The Bank has total borrowings, consisting of both short and long-term advances from the Federal Home Loan Bank of Atlanta, of $2,000,000 at December 31, 2005. Additionally, the Bank has unsecured lines of credit with correspondent banks totaling $13,700,000 available for overnight borrowing. At December 31, 2005, there were no amounts drawn on these lines of credit. Management believes that the Bank currently has adequate liquidity available to respond to anticipated liquidity demands.

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

Employees

As of March 15, 2006, the Bank employed 61 full-time and 3 part-time employees. United Title LLC, a subsidiary of BVCI, had 2 full-time and 1 part-time employees as of March 15, 2006. The Company has no employees who are not also employees of the Bank or United Title LLC. Such employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Company maintains a benefit program which includes health, vision and dental insurance, life and long-term disability insurance, and a 401(k) plan for substantially all full-time employees.

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

The Gramm Leach Bliley Act allows a bank holding company to certify its status as a financial holding company, and allows a company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The Gramm Leach Bliley Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature or incidental or complementary thereto. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized pursuant to Section 38 of the Federal Deposit Insurance Act, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. UFBC has elected to be a financial holding company.

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

Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined, by order or regulation, to be so closely related to banking or managing or controlling banks as to be properly incidental thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

The Business Bank

The Bank is a Virginia-chartered commercial bank. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the FDIC. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance fund, and not for the purpose of protecting stockholders.

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

Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 by adopting a law, after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, and without adjustment for changes in the market value of debt securities classified as “available for sale” in accordance with SFAS 115, “Accounting for Debt and Equity Securities”. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt, intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0%, requiring no risk-based capital, for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank or holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and, have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

A portion of the information required by this item is incorporated by reference to the section entitled, “Notes 5 and 12 of the Consolidated Financial Statements” appearing on pages 18 and 23 of the Annual Report to Shareholders for the year ended December 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the Company’s fiscal year.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

A.	The common stock of the Company is traded infrequently in the over the counter market under the symbol UFBC.OB. Scott & Stringfellow, Inc. currently serves as a market maker in the common stock.

There were no unregistered sales of equity securities of the Company during the year ended December 31, 2005.

B.	There were 291 holders of record of the Registrant’s common stock as of December 31, 2005. No unregistered securities were sold during the year ended December 31, 2005.

C.	The Company’s stock price and dividend information is incorporated by reference to the section entitled “Corporate Information” appearing on page 52 of the Annual Report to Shareholders for the year ended December 31, 2005.

D.	Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11. There were no repurchases of the Company’s equity securities, by or on behalf of the Company, or any affiliated purchaser, effected during the fourth quarter of 2005.

Item 6. Management’s Discussion and Analysis

The information required by this item is incorporated by reference to the section entitled, “Management’s Discussion and Analysis” appearing on pages 32 through 52 of the Annual Report to Shareholders for the year ended December 31, 2005.

Item 7. Financial Statements

The information required by this item is incorporated by reference from the information appearing on pages 1 through 31 of the Annual Report to Shareholders for the year ended December 31, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Bank’s internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The other information as to the Registrant’s Executive Officers and Directors required by this item is incorporated by reference from the information contained under “Election of Directors” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 19, 2006.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the information contained under “Executive Officers” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 19, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained under “Stock Ownership” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 19, 2006.

Item 12. Certain Relationships and Related Transactions

Information, other than the following, required by this item is incorporated by reference to the information contained under “Certain Relationships” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 19, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information, as of December 31, 2005, regarding outstanding options and other rights to purchase common stock granted under the Company’s compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	142,986	$12.24	113,800
Equity compensation plans not approved by security holders	—	—	—
Total	142,986	$12.24	113,800

(1)	Consists of the Company’s Executive Incentive and Nonqualified Stock Option Plans. For additional information, see Note 17 to the consolidated financial statements.

Item 13. Exhibits

Exhibit 3 — Articles of Incorporation and Bylaws

Articles of Incorporation and Bylaws of United Financial Banking Companies, Inc. are incorporated by reference to Exhibit 3 (a) and 3 (b) to the Company’s Annual Report on Form 10-KSB as of December 31, 1997.

Exhibit 4.1	Indenture, dated as of December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as trustee, (1)

Exhibit 4.2	Amended and Restated Declaration of Trust, dated as December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as trustee, Chase Manhattan Bank USA, National Association, as Delaware Trustee, and Harold C. Rauner and Lisa M. Porter as Administrators (1)

Exhibit 4.3	Guarantee Agreement dated as of dated as December 30, 2004 between United Financial Banking Companies, Inc. and JPMorgan Chase Bank, National Association, as Guarantee Trustee (1)

(1)	Not filed in accordance with the provisions of Item 601(b)(4)(v) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.

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

Exhibit 11 — Statement Regarding Computation of Per Share Earnings

Earnings per share are computed as expressed in Note 19 to the consolidated financial statements, included in the 2005 Annual Report on pages 27-28.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained under “Fees Paid to Accounting Firm” in the Registrant’s Proxy Statement filed with respect to the Annual Meeting of Shareholders to be held on May 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2006.

UNITED FINANCIAL BANKING COMPANIES, INC.
(Registrant)

By:	/s/ JEFFERY T. VALCOURT
Jeffery T. Valcourt, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JEFFERY T. VALCOURT	Chairman/Director	4/17/06
Jeffery T. Valcourt

/s/ HAROLD C. RAUNER Harold C. Rauner	President, CEO/Director	4/17/06

/s/ MANUEL V. FERNANDEZ Manuel V. Fernandez	Vice Chairman/Director	4/17/06

/s/ ROBERT E. CARPENTER Robert E. Carpenter	Director	4/17/06

/s/ CHARLES S. EVANS Charles S. Evans	Director	4/17/06

/s/ WILLIAM J. MCCORMICK, JR. William J. McCormick, Jr.	Director	4/17/06

/s/ DENNIS I. MEYER Dennis I. Meyer	Director	4/17/06

/s/ JOHN R. MOTZ John R. Motz	Director	4/17/06

/s/ ROBERT W. PITTS Robert W. Pitts	Director	4/17/06

/s/ LISA M. PORTER Lisa M. Porter	Principal Financial Officer Principal Accounting Officer	4/17/06