Form 10QSB
period 2006-03-31
UNITED FINANCIAL BANKING COMPANIES INC
filed 2006-05-22
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation	IRS Employer Identification
No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,079,282 Shares Outstanding

as of March 31, 2006

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$2,829,375	$2,120,147
Interest on investment securities	266,261	137,802
Interest on federal funds sold	66,923	60,755
Interest on interest-bearing deposits	1,994	37,591

Total interest income	3,164,553	2,356,295

Interest expense:
Interest on deposits	955,466	551,196
Interest on short-term borrowings	11,605	9,443
Interest on long-term debt	100,631	112,408

Total interest expense	1,067,702	673,047

Net interest income	2,096,851	1,683,248

Provision for loan losses	92,753	109,102

Net interest income after provision for loan losses	2,004,098	1,574,146

Noninterest income:
Service charges and other fees on deposits	97,578	57,277
Originations and other fees on loans	83,970	87,518
Gain on sale loans, net	—	4,594
Other income	41,278	44,592

Total noninterest income	222,826	193,981

Noninterest expense:
Salaries	895,534	737,626
Employee benefits	151,905	130,146
Occupancy	238,153	212,574
Furniture and equipment	90,709	87,728
Data processing	60,696	58,827
Other insurance	13,561	12,098
Legal	6,052	3,879
Accounting	16,452	34,251
FDIC / FICO bond insurance	5,106	5,181
Stock compensation	56,645	—
Other expense	261,694	194,679

Total noninterest expense	1,796,507	1,476,989

Income before income taxes	430,417	291,138

Provision for income taxes	146,342	98,987

Net income	$284,075	$192,151

Net income per common share:
Basic	$0.26	$0.18

Diluted	$0.25	$0.17

Comprehensive Income
Net income	$284,075	$192,151
Other comprehensive income, net of tax
Unrealized gain (loss) on available-for-sale securities	(17,765)	(89,227)

Comprehensive income	$266,310	$102,924

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net Income	$284,075	$192,151
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,483	65,557
Provision for loan losses	92,753	109,102
Amortization of investment security discount	(1,834)	7,943
Amortization of loan fees and discounts, net	(27,581)	(16,734)
(Increase) in other assets	(18,542)	(194,179)
Increase (decrease) in other liabilities	(626,354)	148,556

Net cash provided by operating activities	(218,000)	312,396

Cash flows from investing activities:
Loan originations, net of collections - nonbank subsidiaries	126,642	41,106
Loan originations, net of collections	(868,329)	(5,166,002)
Purchases of securities available-for-sale	(4,540,362)	(13,063,200)
Purchases of premises and equipment	(87,955)	(51,616)
Proceeds received from maturity of securities available-for-sale	12,347,264	11,435,253

Net cash provided by (used in) investing activities	6,977,260	(6,804,459)

Cash flow from financing activities:
Net increase in demand deposits, savings accounts, NOW accounts and money market accounts	(3,447,311)	7,266,712
Certificates of deposit sold (matured), net	1,128,457	261,457
Net payments on long-term debt	(4,177)	(3,924)
Proceeds from issuance of common stock	68,645	—

Net cash provided by financing activities	(2,254,386)	7,524,245

Net increase in cash and cash equivalents	4,504,874	1,032,182
Cash and cash equivalents at beginning of the period	13,454,612	14,008,948

Cash and cash equivalents at end of the period	$17,959,486	$15,041,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$1,056,001	$656,266
Income taxes	725,000	—
Noncash items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale	$(17,765)	$(89,227)

Accumulated other comprehensive loss	(198,207)	(180,442)

Total stockholders’ equity	15,425,343	15,090,388

Total liabilities and stockholders’ equity	$203,196,263	$205,810,693

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) March 31, 2006	(Audited) December 31, 2005
ASSETS
Cash and due from banks	$5,334,942	$5,128,713
Interest-bearing deposits in other banks	199,544	175,899
Federal funds sold	12,425,000	8,150,000

Total cash and cash equivalents	17,959,486	13,454,612

Securities available-for-sale	25,491,255	33,314,164
Securities held-to-maturity (fair value of $1,955,858 at March 31, 2006 and $1,951,112 at December 31, 2005)	1,999,090	1,999,014

Total securities	27,490,345	35,313,178

Loans, net of unearned income of $366,239 in 2006; $383,978 in 2005	155,042,086	154,273,100
Less: Allowance for loan losses	(2,419,935)	(2,327,464)

Net loans	152,622,151	151,945,636

Land	818,910	818,910
Premises and equipment, net	1,765,866	1,749,515
Deferred income taxes	1,011,071	1,001,920
Other assets	1,528,434	1,526,922

Total assets	$203,196,263	$205,810,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$49,537,831	$51,552,317
Savings and NOW	54,003,804	55,761,579
Money market	22,887,014	22,562,064
Time:
Under $100,000	25,368,406	25,006,141
$100,000 and over	27,266,241	26,500,049

Total deposits	179,063,296	181,382,150
Short-term borrowings	1,000,000	1,000,000
Trust preferred capital notes	5,155,000	5,155,000
Long-term debt	1,746,298	1,750,475
Accounts payable and accrued expenses	806,326	1,432,680

Total liabilities	187,770,920	190,720,305

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,079,282 shares in 2006 and 1,077,682 in 2005	1,079,282	1,077,682
Surplus	16,572,588	16,505,543
Accumulated deficit	(2,028,320)	(2,312,395)
Accumulated other comprehensive loss	(198,207)	(180,442)

Total stockholders’ equity	15,425,343	15,090,388

Total liabilities and stockholders’ equity	$203,196,263	$205,810,693

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s (SEC) Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In April 2005, the effective date was amended by the SEC for calendar year companies until January 1, 2006.

During 2005, the Company accounted for share-based compensation using APB No. 25’s intrinsic value method and, accordingly, recognized no compensation cost for employee stock options. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method and as such, results for prior periods have not been restated.

The Company presents the pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.

(Unaudited)
Three Months Ended 2005
March 31,
Net income, as reported	$192,151
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(72,213)

Pro forma net income	$119,938

Basic earnings per share:
As reported	$0.18
Pro forma	$0.11
Diluted earnings per share:
As reported	$0.17
Pro forma	$0.10

Assumptions
Risk-free interest rate	3.94%
Dividend yield	—
Volatility factor	10.00%
Weighted average expected life (years)	8.4

Note 3 -	Basic earnings per share (EPS) exclude dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	(Unaudited) Three Months Ended
	2006	2005
March 31,
Basic earnings per common share:
Net income available to common stockholders	$284,075	$192,151
Weighted average common shares outstanding	1,078,233	1,041,080

Basic earnings per common share	$0.26	$0.18

Diluted earnings per common share:
Net income available to common stockholders	$284,075	$192,151

Weighted average common shares outstanding	1,078,233	1,041,080
Common share equivalents for stock options	61,804	78,468

	1,140,037	1,119,548

Diluted earnings per common share	$0.25	$0.17

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation. These reclassifications had no effect on previously reported net income.

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

A.	Results of Operations for the Three and Three Months Ended March 31, 2006 as Compared to the Three and Three Months Ended March 31, 2005

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $284,075 for the three-month period ended March 31, 2006. This compares with net income of $192,151 for the same period of 2005. Basic earnings per share were $.26 for the three months ended March 31, 2006, compared to $.18 for the same three months of 2005.

Net Interest Income

For the three-month period ended March 31, 2006, net interest income increased $413,603, or 24.6%, from $1,683,248 at March 31, 2005 to $2,096,851 at March 31, 2006 (Consolidated Statements of Income and Comprehensive Income). The increase was primarily attributable to an increased volume of earning assets. Average total earning assets increased $19,320,101, or 11.6%, from $167,333,823 at March 31, 2005 to $186,653,924 at March 31, 2006 (Consolidated Average Balances table). Contributing $709,228 to earnings, the increased volume and rate of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The rising rate environment increased total interest income on earning assets by $453,334 during the first three months of 2006 when compared to 2005. The increased volume of earning assets contributed $354,924 to earnings when comparing the three month periods ended March 31, 2006 and 2005 (Analysis of the Changes in the Components of Net Interest Income table). The combined effect of the rate and volume variances resulted in an increase of $808,258 in total interest income (or earning assets) from $2,356,295 at March 31, 2005 to $3,164,553 at March 31, 2006. The decline in interest income from interest-bearing deposits resulted from management’s choice of investments. Interest-bearing deposit balances were invested into investment securities and loans.

Total interest expense increased $394,655, or 58.6%, from $673,047 at March 31, 2005 to $1,067,702 at March 31, 2006 (Consolidated Statements of Income and Comprehensive Income). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the rising rate environment during the past year significantly impacted and increased total interest expense when comparing the March 31, 2005 and 2006 periods. During the first three months of 2005, compared to the first three months of 2006, total interest expense increased $90,548 due to volume, while rates increased total interest expense by $304,107. Average total interest-bearing liabilities increased $16,615,648, or 14.1%, from $117,540,722 at March 31, 2005 to $134,156,370 at March 31, 2006 (Consolidated Average Balances table).

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$114,754,530	$2,073,500	7.33%	$92,597,303	$1,494,729	6.56%
Real estate construction	23,516,566	510,434	8.80%	22,161,011	396,433	7.27%
Real estate mortgage	6,434,866	112,774	7.11%	7,533,876	120,493	6.50%
Installment	7,714,431	132,667	6.97%	7,345,477	108,492	6.01%

Total loans	152,420,393	2,829,375	7.53%	129,637,667	2,120,147	6.65%

Interest-bearing deposits	170,582	1,994	4.74%	6,370,602	37,591	2.40%
Federal funds sold	5,971,835	66,923	4.54%	10,472,276	60,755	2.36%
Investment securities (2)	28,091,114	266,261	3.84%	20,853,278	137,802	2.69%

Total earning assets	186,653,924	$3,164,553	6.88%	167,333,823	$2,356,295	5.73%

Noninterest-earning assets:
Cash and due from banks	5,415,262			6,013,585
Other assets	4,628,046			4,041,929
Allowance for loan losses	(2,354,468)			(1,959,391)

Total assets	$194,342,764			$175,429,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$54,314,738	$378,240	2.82%	$39,609,781	$162,524	1.67%
Money market accounts	19,402,360	93,972	1.96%	24,759,439	70,134	1.15%
Time:
Under $100,000	25,220,726	240,065	3.86%	21,297,074	154,146	2.94%
$100,000 and over	27,237,903	243,189	3.62%	22,957,485	164,392	2.91%

Total interest-bearing deposits	126,175,727	955,466	3.07%	108,623,779	551,196	2.06%

Short-term borrowings	1,077,813	11,605	4.37%	1,000,000	9,443	3.84%
Long-term debt	6,902,830	100,631	5.91%	7,916,943	112,408	5.77%

Total interest-bearing liabilities	134,156,370	$1,067,702	3.23%	117,540,722	$673,047	2.33%

Non interest-bearing liabilities:
Demand deposits	43,239,783			43,568,468
Other liabilities	1,677,138			767,432
Stockholders’ equity	15,269,473			13,553,323

Total liabilities and stockholders’ equity	$194,342,764			$175,429,945

Net interest income		$2,096,851			$1,683,248

Net interest margin (3)			4.56%			4.09%

Net interest spread (4)			3.65%			3.40%

Fees included in loan income		$147,079			$95,206

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
(2)	Yields on securities available-for-sale are calculated on the basis of the historical cost of such securities and do not give effect to changes in the fair market value of such securities, which are reflected as a component of stockholders’ equity. Average yields on securities include a tax equivalent adjustment, using a 34% rate.
(3)	Net interest income divided by total earning assets.
(4)	Average rate earned on total earning assets less average rate paid for interest-bearing liabilities.

Primarily due to the increasing rate environment during the past year, the net interest margin increased 47 basis points from 4.09% at March 31, 2005 to 4.56% at March 31, 2006. During the first three months of 2006, the increasing rate environment most notably impacted the yield on total earning assets. The yield on total earning assets increased 115 basis points from 5.73% at March 31, 2005 to 6.88% at March 31, 2006, while the yield on total interest-bearing liabilities increased 90 basis points from 2.33% March 31, 2005 to 3.23% at March 31, 2006. The Bank’s deposit mix also contributed to the increased net margin by mitigating interest expense. As shown in the

Analysis of the Changes in the Components of Net Interest Income

	For Three Months Ended March 31, 2006 Compared to 2005
	Total Increase (Decrease)	Change Due To:
		Rate	Volume
Interest income:
Loans:
Commercial	$578,771	$221,103	$357,668
Real estate - construction	114,001	89,752	24,249
Real estate - mortgage	(7,719)	9,858	(17,577)
Installment	24,175	18,726	5,449

Total loans	709,228	339,439	369,789

Interest-bearing deposits	(35,597)	987	(36,584)
Federal funds sold	6,168	32,277	(26,109)
Investment securities	128,459	80,630	47,829

Total interest income	808,258	453,334	354,924

Interest expense:
Savings and NOW accounts	215,716	155,380	60,336
Money markets accounts	23,838	39,013	(15,175)
Time:
Under $100,000	85,919	57,520	28,399
$100,000 and over	78,797	48,146	30,651
Short-term borrowings	2,162	1,427	735
Long-term debt	(11,777)	2,622	(14,399)

Total interest expense	394,655	304,107	90,548

Net interest income	$413,603	$149,226	$264,377

Consolidated Average Balances table, the growth of average core, or lower costing accounts, (demand, savings, NOW and money market), increased $9,019,193, or 8.4%, from March 31, 2005 to March 31, 2006.

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

Provision for loan loss expense decreased $16,349 from $109,102 for the three months ended March 31, 2005 to $92,753 for the three months ended March 31, 2006. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2006 and 2005 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $28,845, or 14.9%, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Increased income from service charges and other fees on deposits accounts explain the increase. As the Bank continues to grow, fees increase due to the volume of deposit accounts.

Noninterest Expense

Total noninterest expense increased $319,518, or 21.6%, during the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase was primarily attributable to additional staffing and occupancy costs to enhance asset growth and business expansion, most notably the opening of the Sterling office. The adoption of SFAS No. 123R and the resulting stock compensation expense also contributed to the increase. Salaries and employee benefits increased $179,667, or 20.7%, during the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Also, primarily due to the opening of the Sterling office, occupancy increased $25,579 during the first three months of 2006 compared to the first three months of 2005. Stock compensation cost contributed $56,645 to total noninterest expense during the first three months of 2006.

Income Taxes

The provision for income taxes increased $47,355, or 47.8%, from $98,987 at March 31, 2005 to $146,342 at March 31, 2006. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase when comparing the three months ended March 31 was attributable to earnings.

B. Financial Condition as of March 31, 2006

Assets

Total assets decreased $2,614,430, or 1.3%, during the first three months of 2006. The decrease was primarily attributable to a decreased volume of deposits. At December 31, 2005, the balance of available-for-sale investment securities included an overnight government security of $7,000,000 purchased for tax purposes. The average balance of investment securities totaled $28,091,114 for the three month period ended March 31, 2006, and $23,622,525 for the year ended December 31, 2005.

Loans

Loans, net of unearned income, increased $768,986, or .5%, from $154,273,100 at December 31, 2005 to $155,042,086 at March 31, 2006. The growth was primarily funded by the maturity of investment securities.

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

At March 31, 2006 and December 31, 2005, the allowance for loan losses was $2,419,935 and $2,327,464, respectively, or 1.5%, of total loans. Impaired and non-accrual loans, at March 31, 2006 and at December 31, 2005 , totaled $-0-. There were no charge-offs during the three months ended March 31, 2006 and 2005. Recoveries totaled $-0- during the three months ended March 31, 2006 and $2,104 during same period of 2005.

Premises and Equipment

Net premises and equipment increased $16,351, or .9%, during the three months since December 31, 2005. The increase was primarily due to amortization of leaseholds at the Sterling office.

Deferred Tax Asset

The deferred income tax asset primarily results from differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at March 31, 2006.

Deposits

During the first three months of 2006, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. Core deposits consist of demand, savings, NOW and money market accounts, and are generally less costly and more stable than certificates of deposits. Core deposits comprised 70.6% of total deposits at March 31, 2006. The decrease in deposits during the first three months of 2006 was due to fluctuations inherent in a deposit portfolio.

Other Liabilities and Equity

Short-term borrowings and long-term debt consist of two outstanding advances of $1,000,000 each from the Federal Home Loan Bank of Atlanta (FHLBA) and $746,298 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $746,298 was used to partially fund the purchase of the Reston branch. Stockholders’ equity increased $334,955, or 2.2%, during the three months ended March 31, 2006, when compared to the year ended December 31, 2005. During the first three months of 2006, earnings primarily accounted for the variance in stockholders’ equity.

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

Consolidated average liquid assets were 18.9% of average total assets at March 31, 2006 compared to 22.4% at December 31, 2005 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury notes, mutual funds, mortgage-backed, municipal and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At March 31, 2006, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. government agency	$19,982,720	$1,999,090
U.S. Treasury	1,630,651	—
Mortgage-backed securities	609,227	—
Municipal securities	2,074,819	—
Money market funds	91,110	—
Corporate debt securities	498,378	—
Equity	604,350	—

Total	$25,491,255	$1,999,090

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $150,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2005, that management believes would result in the Bank not being well capitalized.

ITEM 3: CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:

Total capital (to risk-weighted assets)
Company	21,647,291	13.63%	12,706,865	8.00%	15,883,582	N/A
The Business Bank	19,077,215	12.16%	12,555,919	8.00%	15,694,899	10.00%
Tier 1 capital (to risk-weighted assets)
Company	19,541,923	12.30%	6,353,433	4.00%	9,530,149	N/A
The Business Bank	17,109,736	10.90%	6,277,960	4.00%	9,416,939	6.00%
Tier 1 capital (to average assets)
Company	19,541,923	10.11%	7,735,028	4.00%	9,668,785	N/A
The Business Bank	17,109,736	8.88%	7,706,269	4.00%	9,632,836	5.00%

As of March 31, 2005:

Total capital (to risk-weighted assets)
Company	19,709,259	14.20%	11,100,760	8.00%	13,875,950	N/A
The Business Bank	17,049,058	12.46%	10,943,474	8.00%	13,679,342	10.00%
Tier 1 capital (to risk-weighted assets)
Company	17,296,445	12.47%	5,550,380	4.00%	8,325,570	N/A
The Business Bank	15,335,273	11.21%	5,471,737	4.00%	8,207,605	6.00%
Tier 1 capital (to average assets)
Company	17,296,445	9.91%	6,983,821	4.00%	8,729,776	N/A
The Business Bank	15,335,273	8.97%	6,840,791	4.00%	8,550,988	5.00%

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of March 31, 2006 that would have a material adverse effect on the Company’s financial statements.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: May 22, 2006	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: May 22, 2006	By:	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer