Form 10QSB
period 2006-06-30
UNITED FINANCIAL BANKING COMPANIES INC
filed 2006-08-21
CIK 714286

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-13395

UNITED FINANCIAL BANKING COMPANIES, INC.

A Virginia Corporation

IRS Employer

Identification No. 54-1201253

8399 Leesburg Pike, Vienna, Virginia 22182

Telephone: (703) 734-0070

Common Stock $1.00 Par Value

1,087,182 Shares Outstanding

as of June 30, 2006

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$3,025,519	$2,294,249	$5,854,894	$4,414,396
Interest on investment securities	285,743	171,282	552,004	309,084
Interest on federal funds sold	88,430	142,673	155,353	203,428
Interest on interest-bearing deposits	667	74,358	2,661	111,949

Total interest income	3,400,359	2,682,562	6,564,912	5,038,857

Interest expense:
Interest on deposits	1,070,963	665,723	2,026,429	1,216,919
Interest on short-term borrowings	14,786	8,498	26,391	17,941
Interest on long-term debt	95,803	110,870	196,434	223,278

Total interest expense	1,181,552	785,091	2,249,254	1,458,138

Net interest income	2,218,807	1,897,471	4,315,658	3,580,719
Provision for loan losses	82,640	90,822	175,393	199,924

Net interest income after provision for loan losses	2,136,167	1,806,649	4,140,265	3,380,795

Noninterest income:
Service charges and other fees on deposits	74,958	59,494	172,536	117,221
Originations and other fees on loans	90,732	88,051	174,702	175,119
Gain on sale of loans, net	—	—	—	4,594
Other income	69,170	69,436	110,448	114,028

Total noninterest income	234,860	216,981	457,686	410,962

Noninterest expense:
Salaries	956,316	772,433	1,851,850	1,510,059
Employee benefits	138,078	115,313	289,983	245,459
Occupancy	243,071	208,929	481,224	421,503
Furniture and equipment	92,035	81,867	182,744	169,595
Data processing	84,618	61,405	145,314	120,232
Other insurance	12,260	12,239	25,821	24,337
Legal	4,991	6,514	11,043	10,393
Accounting	16,452	72,109	32,904	72,109
FDIC / FICO bond insurance	5,243	5,107	10,349	10,288
Stock compensation	19,763	6,156	76,408	6,156
Other expense	255,035	170,209	516,729	399,139

Total noninterest expense	1,827,862	1,512,281	3,624,369	2,989,270

Income before income taxes	543,165	511,349	973,582	802,487
Provision for income taxes	184,676	173,859	331,018	272,846

Net income	$358,489	$337,490	$642,564	$529,641

Net income per common share:
Basic	$0.33	$0.32	$0.59	$0.51

Diluted	$0.31	$0.30	$0.56	$0.46

Comprehensive Income
Net income	$358,489	$337,490	$642,564	$529,641
Other comprehensive income, net of tax Unrealized gain (loss) on available-for-sale securities	(62,135)	68,456	(79,900)	(20,771)

Comprehensive income	$296,354	$405,946	$562,664	$508,870

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited) June 30, 2006	(Audited) December 31, 2005
ASSETS
Cash and due from banks	$6,217,221	$5,128,713
Interest-bearing deposits in other banks	179,045	175,899
Federal funds sold	—	8,150,000

Total cash and cash equivalents	6,396,266	13,454,612

Securities available-for-sale	26,653,550	33,314,164
Securities held-to-maturity (fair value of $2,255,802 at June 30, 2006 and $1,951,112 at December 31, 2005)	2,297,181	1,999,014

Total securities	28,950,731	35,313,178

Loans, net of unearned income of $340,989 in 2006; $383,978 in 2005	155,358,101	154,273,100
Less: Allowance for loan losses	(2,503,100)	(2,327,464)

Net loans	152,855,001	151,945,636

Land	818,910	818,910
Premises and equipment, net	1,713,063	1,749,515
Deferred income taxes	1,043,079	1,001,920
Other assets	1,738,725	1,526,922

Total assets	$193,515,775	$205,810,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$47,603,532	$51,552,317
Savings and NOW	40,563,981	55,761,579
Money market	21,119,152	22,562,064
Time:
Under $100,000	27,431,403	25,006,141
$100,000 and over	32,996,863	26,500,049

Total deposits	169,714,931	181,382,150
Short-term borrowings	1,742,325	1,000,000
Trust preferred capital notes	5,155,000	5,155,000
Long-term debt	—	1,750,475
Accounts payable and accrued expenses	1,098,314	1,432,680

Total liabilities	177,710,570	190,720,305

STOCKHOLDERS’ EQUITY
Preferred stock $-0- par value, authorized 5,000,000 shares, no shares issued	—	—
Common stock, par value $1; authorized 3,500,000 shares, issued 1,087,182 shares in 2006 and 1,077,682 in 2005	1,087,182	1,077,682
Surplus	16,648,195	16,505,543
Accumulated deficit	(1,669,830)	(2,312,395)
Accumulated other comprehensive loss	(260,342)	(180,442)

Total stockholders’ equity	15,805,205	15,090,388

Total liabilities and stockholders’ equity	$193,515,775	$205,810,693

UNITED FINANCIAL BANKING COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net Income	$642,564	$529,641
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,534	130,774
Provision for loan losses	175,393	199,924
Amortization of investment security discount	(7,195)	27,189
Amortization of loan fees and discounts, net	(58,090)	17,043
(Increase) in other assets	(264,729)	(166,032)
Increase (decrease) in other liabilities	(334,366)	350,241

Net cash provided by operating activities	311,111	1,088,780

Cash flows from investing activities:
Loan originations, net of collections - nonbank subsidiaries	130,302	78,308
Loan originations, net of collections	(1,156,970)	(12,973,958)
Purchases of securities available-for-sale	(7,049,931)	(29,069,015)
Purchases of securities held-to-maturity	(298,338)	—
Purchases of premises and equipment	(109,315)	21,628,685
Proceeds received from maturity of securities available-for-sale	13,638,011	(73,967)

Net cash provided by (used in) investing activities	5,153,759	(20,409,947)

Cash flow from financing activities:
Net increase (decrease) in demand deposits, savings accounts, NOW accounts and money market accounts	(20,589,295)	23,812,322
Certificates of deposit sold (matured), net	8,922,076	(1,452,719)
Net change in short-term borrowings	(1,000,000)	(1,000,000)
Net payments on long-term debt	(8,150)	(7,639)
Proceeds from issuance of common stock	152,153	19,989

Net cash provided by financing activities	(12,523,216)	21,371,953

Net increase (decrease) in cash and cash equivalents	(7,058,346)	2,050,786
Cash and cash equivalents at beginning of the period	13,454,612	14,008,948

Cash and cash equivalents at end of the period	$6,396,266	$16,059,734

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and other borrowings	$2,129,380	$1,458,138
Income taxes	875,000	—

Noncash items:
Effect on stockholders’ equity of an unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	$(79,900)	$(20,771)

Notes to Consolidated Financial Statements

Note 1 -	The unaudited consolidated interim financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and the instructions to Securities and Exchange Commission’s (SEC) Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

Note 2 -	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company presents the pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” and, as amended by SFAS 148, as follows. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. Pro-forma disclosures for the three and six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS No. 123R during the periods. As such, stock compensation expense amounted to $19,763 and $76,408 for those respective periods.

	(Unaudited)
June 30,	Three Months Ended 2005	Six Months Ended 2005
Net income, as reported	$337,490	$529,641
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	—	(55,397)

Pro forma net income	$337,490	$474,244

Basic earnings per share:
As reported	$0.32	$0.51
Pro forma	$0.32	$0.46

Diluted earnings per share:
As reported	$0.30	$0.46
Pro forma	$0.30	$0.42

Assumptions
Risk-free interest rate	n/a	3.80%
Dividend yield	—	—
Volatility factor	n/a	10.00%
Weighted average expected life (years)	n/a	6.2

Note 3 -	Basic earnings per share (EPS) excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following table is a reconciliation of numerators and denominators used in the EPS calculations.

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
June 30,	2006	2005	2006	2005
Basic earnings per common share:
Net income available to common stockholders	$358,489	$337,490	$642,564	$529,641
Weighted average common shares outstanding	1,082,568	1,041,831	1,080,412	1,041,458

Basic earnings per common share	$0.33	$0.32	$0.59	$0.51

Diluted earnings per common share:
Net income available to common stockholders	$358,489	$337,490	$642,564	$529,641
Weighted average common shares outstanding	1,082,568	1,041,831	1,080,412	1,041,458
Common share equivalents for stock options	60,751	99,741	60,751	99,741

	1,143,319	1,141,572	1,141,163	1,141,199

Diluted earnings per common share	$0.31	$0.30	$0.56	$0.46

Note 4 -	Accounting principles generally accepted in the United States of America usually require that recognized revenue, expenses, gains and losses be included in net income. Additionally, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Note 5 -	Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation. These reclassifications had no effect on previously reported net income.

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

A.	Results of Operations for the Three and Six Months Ended June 30, 2006 as Compared to the Three and Six Months Ended June 30, 2005

General

The following discussion provides an overview of the financial condition and results of operations of United Financial Banking Companies, Inc. (“UFBC”) and its subsidiaries, The Business Bank (“the Bank”), Business Venture Capital Incorporated (“BVCI”) and United Facilities LLC (UFLLC), and is presented on a consolidated basis. UFBC reported net income of $624,564 for the six-month period ended June 30, 2006. This compares with net income of $529,641 for the same period of 2005. Basic earnings per share were $.59 for the six months ended June 30, 2006, compared to $.51 for the same six months of 2005. UFBC reported net income of $358,489 for the three-month period ended June 30, 2006. This compares with net income of $337,490 for the same period of 2005. Basic earnings per share were $.33 for the three months ended June 30, 2006, compared to $.32 for the same three months of 2005.

Net Interest Income

For the six-month period ended June 30, 2006, net interest income increased $734,939, or 20.5%, from $3,580,719 at June 30, 2005 to $4,315,658 at June 30, 2006 (Consolidated Statements of Income and Comprehensive Income). The increase was primarily attributable to an increased rate on earning assets. Average total earning assets increased $11,343,044, or 6.4%, from $177,735,588 at June 30, 2005 to $189,078,632 at June 30, 2006 (Consolidated Average Balances table). Contributing $1,440,498 to earnings, the increased volume and rate of the loan portfolio predominately accounted for the rise in net interest income (Analysis of the Changes in the Components of Net Interest Income table).

As shown in the Analysis of the Changes in the Components of Net Interest Income table, net interest income was impacted by both rate and volume. The rising rate environment increased total interest income on earning assets by $949,946 during the first six months of 2006 when compared to 2005. The increased volume of earning assets contributed $576,110 to earnings when comparing the six-month periods ended June 30, 2006 and 2005. The combined effect of the rate and volume variances resulted in an increase of $1,526,055 in total interest income (or earning assets) from $5,038,857 at June 30, 2005 to $6,564,912 at June 30, 2006. The same factors impacted the variances for the three month periods ended June 30, 2006 and 2005. The decline in interest income from interest-bearing deposits resulted from management’s choice of investments. Interest-bearing deposit balances were invested into investment securities and loans.

Total interest expense increased $791,116, or 54.3%, from $1,458,138 at June 30, 2005 to $2,249,254 at June 30, 2006 (Consolidated Statements of Income and Comprehensive Income). As shown in the Analysis of the Changes in the Components of Net Interest Income table, the rising rate environment during the past year significantly impacted and increased total interest expense when comparing the June 30, 2005 and 2006 periods. During the first six months of 2005, compared to the first six months of 2006, total interest expense increased $148,254 due to volume, while rates increased total interest expense by $642,862. Average total interest-bearing liabilities increased $10,629,881, or 8.6%, from $123,319,287 at June 30, 2005 to $133,949,168 at June 30, 2006 (Consolidated Average Balances table). The same factors explain the variances for the three month periods ended June 30, 2006 and 2005.

UNITED FINANCIAL BANKING COMPANIES, INC.

CONSOLIDATED AVERAGE BALANCES/NET INTEREST ANALYSIS/

YIELDS AND RATES

	For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average Balance (1)	Interest	Yield/ Rate	Average Balance (1)	Interest	Yield/ Rate
ASSETS
Earning assets:
Loans:
Commercial	$113,749,366	$4,196,558	7.44%	$96,251,946	$3,125,321	6.55%
Real estate construction	25,068,193	1,108,284	8.92%	21,816,942	798,988	7.39%
Real estate mortgage	7,359,258	276,870	7.59%	7,075,656	240,792	6.86%
Installment	7,629,295	273,179	7.22%	7,855,170	249,295	6.40%

Total loans	153,806,112	5,854,891	7.68%	132,999,714	4,414,396	6.69%

Interest-bearing deposits	180,834	2,661	2.97%	8,624,856	111,949	2.62%
Federal funds sold	7,065,806	155,353	4.43%	15,178,934	203,428	2.70%
Investment securities (2)	28,025,880	552,004	3.97%	20,932,084	309,084	2.98%

Total earning assets	189,078,632	$6,564,909	7.00%	177,735,588	$5,038,857	5.72%

Noninterest-earning assets:
Cash and due from banks	5,257,732			5,572,283
Other assets	4,707,481			4,249,384
Allowance for loan losses	(2,409,911)			(2,019,786)

Total assets	$196,633,934			$185,537,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and NOW accounts	$49,118,320	$689,225	2.83%	$47,277,317	$426,297	1.82%
Money market accounts	21,885,890	262,969	2.42%	24,003,156	153,987	1.29%
Time:
Under $100,000	25,680,869	515,431	4.05%	21,096,856	311,352	2.98%
$100,000 and over	29,391,880	558,804	3.83%	22,109,528	325,283	2.97%

Total interest-bearing deposits	126,076,959	2,026,429	3.24%	114,486,857	1,216,919	2.14%

Short-term borrowings	1,206,534	26,391	4.41%	999,945	17,941	3.62%
Long-term debt	6,665,675	196,434	5.94%	7,832,485	223,278	5.75%

Total interest-bearing liabilities	133,949,168	$2,249,254	3.39%	123,319,287	$1,458,138	2.38%

Non interest-bearing liabilities:
Demand deposits	45,820,910			47,709,519
Other liabilities	1,407,384			851,142
Stockholders’ equity	15,456,472			13,657,521

Total liabilities and stockholders’ equity	$196,633,934			$185,537,469

Net interest income		$4,315,655			$3,580,719

Net interest margin (3)			4.60%			4.06%

Net interest spread (4)			3.62%			3.33%

Fees included in loan income		$222,041			$181,777

(1)	Average balances for the periods presented are calculated on a monthly basis. Nonaccruing loans are included in the average loan balances.
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

Primarily due to the increasing rate environment during the past year, the net interest margin increased 54 basis points from 4.06% at June 30, 2005 to 4.60% at June 30, 2006. During the first six months of 2006, the increasing rate environment most notably impacted the yield on total earning assets. The yield on total earning assets increased 128 basis points from 5.72% at June 30, 2005 to 7.00% at June 30, 2006, while the expense on total interest-bearing liabilities increased 101 basis points from 2.38% June 30, 2005 to 3.39% at June 30, 2006. The change in the Bank’s deposit mix contributed to the increased interest expense. As shown in the Consolidated Average Balances table, the growth of average certificate of deposits, or higher costing accounts, increased $11,866,365, or 27.5%, from June 30, 2005 to June 30, 2006.

Analysis of the Changes in the Components of Net Interest Income
	2006 Compared to 2005
For Six Months Ended June 30,	Total Increase (Decrease)	Change Due To:
		Rate	Volume

Interest income:
Loans:
Commercial	$1,071,240	$503,096	$568,145
Real estate - construction	309,296	190,228	119,068
Real estate - mortgage	36,078	26,427	9,651
Installment	23,884	31,052	(7,168)

Total loans	1,440,498	750,802	689,696
Interest-bearing deposits	(109,288)	314	(109,602)
Federal funds sold	(48,075)	60,657	(108,732)
Investment securities	242,920	138,173	104,747

Total interest income	1,526,055	949,946	576,110

Interest expense:
Savings and NOW accounts	262,928	246,328	16,600
Money markets accounts	108,982	122,565	(13,583)
Time:
Under $100,000	204,079	136,427	67,652
$100,000 and over	233,521	126,381	107,140
Short-term borrowings	8,450	4,743	3,707
Long-term debt	(26,844)	6,418	(33,262)

Total interest expense	791,116	642,862	148,254

Net interest income	$734,939	$307,084	$427,855

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

Provision for loan loss expense decreased $24,531 from $199,924 for the six months ended June 30, 2005 to $175,393 for the six months ended June 30, 2006. Timing, general risks inherent in the loan portfolio and growth that impacts various inherent risk factors account for the variance between the 2006 and 2005 provision for loan loss expense.

Noninterest Income

Total noninterest income increased $46,724, or 11.4%, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Increased income from service charges and other fees on deposits accounts explain the increase. As the Bank continues to grow, fees increase due to the volume of deposit accounts.

Noninterest Expense

Total noninterest expense increased $635,099, or 21.3%, during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was primarily attributable to additional staffing and occupancy costs to enhance asset growth and business expansion, most notably the opening of the Sterling, Virginia office. The adoption of SFAS No. 123R and the resulting stock compensation expense also contributed to the increase. Salaries and employee benefits increased $386,315, or 22.0%, during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Also, primarily due to the opening of the Sterling, Virginia office, occupancy increased $59,721 during the first six months of 2006, compared to the first six months of 2005. Stock compensation cost accounted for $76,408 of total noninterest expense during the first six months of 2006. The same factors explain the variances for the three month periods ended June 30, 2006 and 2005.

Income Taxes

The provision for income taxes increased $58,172, or 21.3%, from $272,846 at June 30, 2005 to $331,018 at June 30, 2006. Income tax expense was accrued at the effective statutory rate of 34.0%, adjusted for certain permanent differences that vary between periods. The increase when comparing the six months ended June 30 was attributable to earnings.

B.	Financial Condition as of June 30, 2006

Assets

Total assets decreased $12,267,494, or 6.0%, during the first six months of 2006. The decrease was primarily attributable to a decreased volume of deposits. At December 31, 2005, the balance of available-for-sale investment securities included an overnight government security of $7,000,000 purchased for tax purposes. The average balance of investment securities totaled $28,025,880 for the six month period ended June 30, 2006, and $23,622,525 for the year ended December 31, 2005.

Loans

Loans, net of unearned income, increased $1,085,001, or .7%, from $154,273,100 at December 31, 2005 to $155,358,101 at June 30, 2006. The growth was primarily funded by the maturity of investment securities.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” that requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure,” that requires that losses be accrued based on the differences between either the fair value of the collateral, present value of future cash flows, or values that are observable in the secondary market and the recorded loan balance.

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

At June 30, 2006 and December 31, 2005, the allowance for loan losses was $2,503,100 and $2,327,464, or 1.6% and 1.5%, respectively, of total loans. Impaired and non-accrual loans, at June 30, 2006 and at December 31, 2005, totaled $35,888 and $-0-, respectively. There were no charge-offs during the six months ended June 30, 2006 and 2005. Recoveries totaled $525 during the six months ended June 30, 2006 and $2,104 during same period of 2005.

Premises and Equipment

Net premises and equipment decreased $36,452, or 2.1%, during the six months since December 31, 2005. The decrease was due to amortization and depreciation.

Deferred Tax Asset

The deferred income tax asset primarily results from differences between bad debts deductible for income tax purposes and those reflected in the financial statements. Using factors such as the Company’s historical earnings performance, growth potential, the local and national economy and market competition, management determined that it was more likely than not that the Company will utilize the amounts available at June 30, 2006.

Deposits

During the first six months of 2006, management continued to focus on maintaining a deposit mix prominently consisting of core deposits. However, competitive factors have resulted in a decrease in core deposits which consist of demand, savings, NOW and money market accounts, and are generally less costly, and more stable than certificates of deposits. Core deposits comprised 64.4% of total deposits at June 30, 2006 compared to 71.6% at December 31, 2005. The decrease in deposits during the first six months of 2006 was due to fluctuations inherent in a deposit portfolio and the competitive market in northern Virginia.

Other Liabilities and Equity

Short-term borrowings consist of $1,000,000 of outstanding advances from the Federal Home Loan Bank of Atlanta (FHLBA) and $742,325 from a financial institution. The FHLBA advances have been used to fund certain lending programs. The $742,325 was used to partially fund the purchase of the Reston branch. $1,000,000 from the FHLBA matured during June 2006. The long-term debt became short-term borrowings as both of the outstanding amounts mature in June 2007. These two factors explain the variance between long-term debt and short-term borrowings. Stockholders’ equity increased $742,241, or 4.9%, during the six months ended June 30, 2006, when compared to the year ended December 31, 2005. During the first six months of 2006, earnings primarily accounted for the variance in stockholders’ equity.

Liquidity and Investment

UFBC’s operational needs have been significantly reduced in recent years as overhead has been allocated proportionately between the subsidiaries. For the near future, management projects that proceeds received from prior capital offerings, including trust preferred capital notes, and reimbursements from allocated expenses will provide sufficient cash flow for UFBC’s continuing operational needs.

Consolidated average liquid assets were 17.9% of average total assets at June 30, 2006 compared to 22.4% at December 31, 2005 (Consolidated Average Balances table). The Company’s liquidity needs exist primarily in the Bank subsidiary. To ensure adequate liquidity, the Bank purchases certain traditional assets such as government and other investment securities in addition to maintaining several lines of credit. The Bank’s securities portfolio is generally comprised of U.S. Government agency securities, U.S. Treasury notes, mutual funds, mortgage-backed, municipal and equity securities. The Bank has strategically grown its securities portfolio to ensure safe levels of liquidity, to enhance the overall credit quality of its asset base, to generate increased interest income, to balance assets and liabilities and to hedge interest rate risk. The securities portfolio includes both instruments available-for-sale and held-to-maturity. Securities classified as available-for-sale may be sold in response to changes in market interest rates, changes in prepayment or extension risk, management of the federal tax position, liquidity needs and other asset/liability management issues. Securities classified as held-to-maturity are intended for investment purposes.

At June 30, 2006, the Bank’s investment portfolio consisted of the following:

	Available-for-Sale	Held-to-Maturity
U.S. government agency	$22,238,101	$1,999,189
U.S. Treasury	980,113	—
Mortgage-backed securities	359,168	—
Municipal securities	2,045,187	297,992
Money market funds	1,534	—
Corporate debt securities	425,097	—
Equity	604,350	—

Total	$26,653,550	$2,297,181

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Federal Reserve’s capital guidelines apply to the Company at such time as it has total assets equal to $500,000,000 or more, it has public debt, or it engages in certain highly leveraged activities. At June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based and Tier 1 average asset ratios as set forth in the table. There are no conditions nor events, since December 31, 2005, that management believes would result in the Bank not being well capitalized.

	Actual		Required for Capital Adequacy Purposes		Required To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total capital (to risk-weighted assets)
Company	22,012,009	14.19%	12,406,860	8.00%	15,508,575	N/A
The Business Bank	19,403,804	12.68%	12,240,502	8.00%	15,300,627	10.00%
Tier 1 capital (to risk-weighted assets)
Company	20,066,468	12.94%	6,203,430	4.00%	9,305,145	N/A
The Business Bank	17,483,974	11.43%	6,120,251	4.00%	9,180,376	6.00%
Tier 1 capital (to average assets)
Company	20,066,468	10.14%	7,917,606	4.00%	9,897,008	N/A
The Business Bank	17,483,974	8.97%	7,792,824	4.00%	9,741,030	5.00%

As of June 30, 2005:
Total capital (to risk-weighted assets)
Company	20,157,342	13.61%	11,847,991	8.00%	14,809,989	N/A
The Business Bank	17,524,778	11.93%	11,750,374	8.00%	14,687,967	10.00%
Tier 1 capital (to risk-weighted assets)
Company	17,736,532	11.98%	5,923,996	4.00%	8,885,993	N/A
The Business Bank	15,684,607	10.68%	5,875,187	4.00%	8,812,780	6.00%
Tier 1 capital (to average assets)
Company	17,736,532	9.11%	7,791,326	4.00%	9,739,158	N/A
The Business Bank	15,684,607	8.29%	7,571,492	4.00%	9,464,365	5.00%

ITEM 3: CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the opinion of management, there were no legal matters pending as of June 30, 2006 that would have a material adverse effect on the Company’s financial statements.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities. None.
(b)	Use of Proceeds. Not Applicable.
(c)	Small Business Issuer Purchases of Securities. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 19, 2006, the shareholders elected William J. McCormick, Jr., Manuel V. Fernandez and Robert W. Pitts to serve as Class One directors until the 2009 Annual Meeting of Shareholders. The vote was as follows:

Nominee:	For	Withheld	Votes Cast
Class 1 Director
William J. McCormick, Jr.	742,828	11	742,839

Manuel V. Fernandez	742,828	11	742,839

Robert W. Pitts	742,828	11	742,839

Previously, Mr. Robert E. Carpenter, Sr., Mr. Harold C. Rauner and Mr. Charles S. Evans were elected by Shareholders to serve as Class Two directors until the 2007 Annual Meeting of Shareholders. Mr. Dennis I. Meyer, Mr. John R. Motz and Mr. Jeffery T. Valcourt were elected by Shareholders to serve as Class Three directors until the 2008 Annual Meeting of Shareholders. The three classes of directors constitute the Board of Directors.

At the United Financial Banking Companies, Inc. Annual Meeting of Shareholders held on May 19, 2006, the shareholders also voted to Ratify the Appointment of Goodman & Company, as the independent auditors for 2006.

Proposal:	For	Withheld	Votes Cast
Ratify Appointment of Auditors	738,828	4,011	742,839

ITEM 5. OTHER INFORMATION

(a)	Information Which Should Have Been Reported on Form 8-k. None.

(b)	Material Changes to Procedures for Director Nomination by Shareholders. None.

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

UNITED FINANCIAL BANKING COMPANIES, INC.

Date: August 21, 2006	By:	/s/ HAROLD C. RAUNER
Harold C. Rauner
President and CEO

Date: August 21, 2006	By:	/s/ LISA M. PORTER
Lisa M. Porter
Chief Financial Officer